Form 10-Q
period 2023-06-30
SURF AIR MOBILITY INC.
filed 2023-08-29
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41759

Surf Air Mobility, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	4522	36-5025592
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

12111 S. Crenshaw Blvd.

Hawthorne, CA 90250

(310) 365-3675

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SRFM	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 25, 2023, 69,880,687 shares of common stock, $0.0001 par value per share, were outstanding.

EXPLANATORY NOTE

On July 21, 2023 (subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates), as contemplated by the Agreement and Plan of Merger and defined as the “Internal Organization” in the final prospectus and registration statement, dated July 25, 2023 (the “Registration Statement”) and filed on July 25, 2023 with the Securities and Exchange Commission (the “SEC”), SAGL Merger Sub Inc., a wholly-owned subsidiary of Surf Air Mobility, Inc. (“SAM” or “the Registrant”), was merged with and into Surf Air Global Limited (“Surf Air”), after which Surf Air became a wholly-owned subsidiary of SAM (the “Internal Reorganization”). On July 25, 2023, SAM's Registration Statement on Form S-1 and Form S-4 was declared effective by the SEC. As a result SAM became a listed SEC registrant on July 25, 2023. On July 27, 2023, SAM common stock was listed for trading on the New York Stock Exchange.

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of SAM Common Stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of SAM Common Stock (or warrants, options or RSUs to acquire SAM Common Stock, as applicable) at a conversion ratio of 22.4 Surf Air shares to 1 share of SAM Common Stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

Additionally, on July 27, 2023, Southern Airways Corporation (“Southern”) merged with and into SAC Merger Sub Inc. (“SAC Merger Sub”), a wholly-owned subsidiary of SAM, resulting in Southern becoming a wholly-owned subsidiary of SAM (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders received 16,250,000 shares of SAM Common Stock, which was based on the aggregate merger consideration of $81.25 million at the $5.00 per share opening price on the first day of listing of SAM common shares, in exchange for all of the existing equity interests of Southern.

Unless stated otherwise, this report contains information about Surf Air before the effects of the Internal Reorganization, and its associated impacts on Surf Air's redeemable convertible preferred shares and convertible note obligations, and the Southern Acquisition. This Report covers a period prior to the closing of the Internal Reorganization and the Southern Acquisition. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the Surf Air prior to the closing of the Internal Reorganization and the Southern Acquisition, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Internal Reorganization, which, as discussed above, occurred subsequent to the period covered hereunder.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding SAM's future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. SAM cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond SAM’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of SAM’s products and services and the dependence on third-party partnerships in the development of hybrid-electric and fully-electric powertrains, the potential success of SAM’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of Surf Air’s and Southern’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

• SAM’s future ability to pay contractual obligations and liquidity will depend on operating performance, cash flow and ability to secure adequate financing;

• SAM’s limited operating history and that SAM has not yet manufactured any hybrid-electric or fully-electric aircraft;

• the powertrain technology SAM plans to develop does not yet exist;

• the inability to maintain and strengthen Surf Air’s brand and its reputation as a regional airline;

• any accidents or incidents involving hybrid-electric or fully-electric aircraft;

• the inability to accurately forecast demand for products and manage product inventory in an effective and efficient manner;

• the dependence on third-party partners and suppliers for the components and collaboration in SAM’s development of hybrid-electric and fully-electric powertrains, and any interruptions, disagreements or delays with those partners and suppliers;

• the inability to execute business objectives and growth strategies successfully or sustain SAM’s growth;

• the integration of business acquisitions may involve risks that could adversely affect SAM’s business, divert the attention of management, and dilute shareholder value.

• SAM will incur increased costs as a result of operating as a public company, and SAM’s management will be required to devote substantial time to comply with SAM’s public company responsibilities and corporate governance practices.

• the inability of SAM’s customers to pay for SAM’s services;

• the inability of SAM to obtain additional financing or access the capital markets to fund its ongoing operations on acceptable terms and conditions;

• the outcome of any legal proceedings that might be instituted against Surf Air, Southern or SAM;

• changes in applicable laws or regulations, and the impact of the regulatory environment and complexities with compliance related to such environment.

All forward-looking statements included herein attributable to any of SAM, Surf Air or any person acting on any party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, SAM undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility, Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$2,269	$6
Accounts receivable, net	67	161
Prepaid expenses and other current assets	7,733	7,755
Total current assets	10,069	7,922
Restricted cash	907	906
Property and equipment, net	701	624
Intangible assets, net and other assets	2,658	3,102
Operating lease right-of-use assets	446	1,143
Total assets	$14,781	$13,697
Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$13,106	$12,891
Accrued expenses	15,301	14,740
Deferred revenue	8,394	7,820
Operating lease liabilities, current	317	903
SAFE notes at fair value, current	46,844	149
Convertible notes at fair value, current	35,106	15,948
Due to related parties	12,699	4,947
Total current liabilities	$131,767	$57,398
Convertible notes at fair value, long term	—	13,148
SAFE notes at fair value, long term	10,001	24,565
Operating lease liabilities	135	246
Other long term liabilities	18,546	9,762
Total liabilities	$160,449	$105,119
Commitments and contingencies (Note 7):
Redeemable convertible preferred shares $0.001 par value; 263,459,277 shares authorized as of June 30, 2023 and December 31, 2022; 234,856,003 shares issued and outstanding as of June 30, 2023 and 229,144,283 shares issued and outstanding as of December 31, 2022, respectively; and aggregate liquidation preference of $181,599 as of June 30, 2023 and $178,608 as of December 31, 2022, respectively	$133,667	$130,667
Shareholders’ deficit:
Class B-6s convertible preferred shares, $0.001 par value; 108,242,028 authorized shares as of June 30, 2023 and 98,799,158 authorized shares as of December 31, 2022; 83,819,163 shares issued and outstanding as of June 30, 2023 and 71,478,742 shares issued and outstanding as of December 31, 2022, respectively	$8,889	$3,414
Common shares, $0.0001 par value; 35,803,199 shares authorized as of June 30, 2023 and December 31, 2022; 13,417,826 shares issued and outstanding as of June 30, 2023 and 12,487,438 shares issued and outstanding as of December 31, 2022, respectively	1	1
Additional paid-in capital	128,707	126,335
Accumulated deficit	(416,932)	(351,839)
Total shareholders’ deficit	$(279,335)	$(222,089)
Total liabilities, redeemable convertible preferred shares and shareholders’ deficit	$14,781	$13,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$6,195	$4,478	$11,702	$9,296
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	7,049	5,948	13,699	11,268
Technology and development	816	716	1,629	1,458
Sales and marketing	1,927	1,132	3,321	2,263
General and administrative	9,296	9,479	17,736	18,077
Depreciation and amortization	261	258	519	515
Total operating expenses	19,349	17,533	36,904	33,581
Operating loss	(13,154)	(13,055)	(25,202)	(24,285)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(30,404)	(9,378)	(38,500)	(10,304)
Interest expense	(525)	(165)	(697)	(524)
Gain (loss) on extinguishment of debt	(389)	3,959	(389)	5,951
Other expense	(48)	(114)	(305)	(238)
Total other income (expense), net	(31,366)	(5,698)	(39,891)	(5,115)
Loss before income taxes	(44,520)	(18,753)	(65,093)	(29,400)
Income tax expense (benefit)	—	—	—	—
Net loss	$(44,520)	$(18,753)	$(65,093)	$(29,400)
Net loss per share applicable to ordinary shareholders, basic and diluted	$(3.14)	$(1.40)	$(4.60)	$(2.30)
Weighted-average number of common shares used in net loss per share applicable to ordinary shareholders, basic and diluted	14,168,091	13,427,098	14,138,856	12,759,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility, Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit

Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at April 1, 2023	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$127,479	$(372,412)	$(241,518)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	905,081	—	—	—	—
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	25,307	—	31	—	31
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Share-based compensation expense	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(44,520)	(44,520)
Balance at June 30, 2023	234,856,003	$133,667	83,819,163	$8,889	13,417,826	$1	$128,707	$(416,932)	$(279,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at April 1, 2022	193,093,065	$119,901	70,913,021	$3,308	10,983,545	$1	$107,936	$(288,124)	$(176,879)
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	14,401,000	3,484	—	—	—	—	—	—	—
Conversion of related party convertible note to Class B-6a redeemable convertible preferred shares	19,480,919	6,132	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	565,721	106	—	—	194	—	300
Issuance of ordinary warrants in exchange for advisory services	—	—	—	—	—	—	567	—	567
2023 RSPA and RSGA grants	—	—	—	—	1,759,049	—	49	—	49
Repurchase of RSPA	—	—	—	—	(275,992)	—	(6)	—	(6)
Capital contribution from convertible notes from related party	—	—	—	—	—	—	99	—	99
Issuance of related party SAFEs	—	—	—	—	—	—	9,304	—	9,304
Share-based compensation expense	—	—	—	—	—	—	5,223	—	5,223
Net loss	—	—	—	—	—	—	—	(18,753)	(18,753)
Balance at June 30, 2022	226,974,984	$129,517	71,478,742	$3,414	12,466,602	$1	$123,366	$(306,877)	$(180,096)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2023	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$126,335	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	905,081	—	—	—	—
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	25,307	—	31	—	31
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Share-based compensation expense	—	—	—	—	—	—	1,943	—	1,943
Net loss	—	—	—	—	—	—	—	(65,093)	(65,093)
Balance at June 30, 2023	234,856,003	$133,667	83,819,163	$8,889	13,417,826	$1	$128,707	$(416,932)	$(279,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2022	179,329,073	$118,692	70,606,523	$3,294	8,301,692	$1	$101,156	$(277,477)	$(173,026)
Conversion of 2017 convertible note to Class B-5 redeemable convertible preferred shares	6,215,365	441	—	—	—	—	—	—	—
Reissuance of Class B-6a redeemable convertible preferred shares for Class B-6s convertible preferred shares	135,977	10	(135,977)	(10)	—	—	—	—	(10)
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	14,401,000	3,484	—	—	—	—	—	—	—
Conversion of related party convertible note to Class B-6a redeemable convertible preferred shares	22,313,779	6,333	—	—	—	—	—	—	—
Issuance of Class B-6a redeemable convertible preferred shares	472,143	250	—	—	—	—	—	—	—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	4,107,647	307	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	1,008,196	130	—	—	255	—	385
Ordinary share warrants issued in 2017 convertible notes conversion	—	—	—	—	—	—	38	—	38
Issuance of ordinary warrants in exchange for advisory services	—	—	—	—	—	—	567	—	567
2023 RSPA and RSGA grants	—	—	—	—	4,440,902	—	135	—	135
Repurchase of RSPA	—	—	—	—	(275,992)	—	(6)	—	(6)
Capital contribution from convertible notes from related party	—	—	—	—	—	—	2,025	—	2,025
Issuance of related party SAFEs	—	—	—	—	—	—	9,304	—	9,304
Exercise of share options	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	9,892	—	9,892
Net loss	—	—	—	—	—	—	—	(29,400)	(29,400)
Balance at June 30, 2022	226,974,984	$129,517	71,478,742	$3,414	12,466,602	$1	$123,366	$(306,877)	$(180,096)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(65,093)	$(29,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	519	515
Loss (gain) on extinguishment of debt	389	(5,951)
Share-based compensation expense	2,798	9,991
Changes in fair value of financial instruments carried at fair value, net	38,500	10,266
Amortization of debt discounts and debt issuance costs	—	42
Changes in operating assets and liabilities:
Accounts receivable, net	94	8
Prepaid expenses and other current assets	170	(562)
Accounts payable	472	(1,249)
Accrued expenses	568	177
Deferred revenue	961	710
Other liabilities	—	1
Cash flows used in operating activities	$(20,622)	$(15,452)
Cash flows from investing activities:
Purchase of property and equipment	(203)	—
Internal-use software development costs	(97)	(6)
Net cash used in investing activities	$(300)	$(6)
Cash flows from financing activities:
Payments of borrowings on convertible notes	(35)	—
Proceeds from borrowings of SAFE notes	3,715	14,100
Proceeds from borrowings on convertible notes	—	4,000
Proceeds from borrowings from related parties	16,477	2,250
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	3,000	250
Proceeds from exercise of share options	29	32
Net cash provided by financing activities	$23,186	$20,632
Increase (decrease) in cash, cash equivalents and restricted cash	2,264	5,174
Cash, cash equivalents and restricted cash at beginning of period	912	1,574
Cash, cash equivalents and restricted cash at end of period	$3,176	$6,748

Supplemental schedule of non-cash investing and financing activities:
Issuance of SAFE notes	$4,354	$6,417
Conversion of convertible securities to Class B-6a redeemable convertible preferred shares	$—	$9,816
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$258	$—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	$—	$286
Conversion of promissory notes to Class B-6s convertible preferred shares	$4,418	$—
Exercise of ordinary warrants	$20	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$621
Purchases of property and equipment included in accounts payable	$17	$96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Organization

Surf Air Mobility, Inc. (“SAM”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect the world’s communities. SAM intends to accelerate the adoption of green flying by developing, together with its commercial partners, hybrid-electric and fully-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

Surf Air Global Limited is a British Virgin Islands holding company and was formed on August 15, 2016. Surf Air Global Limited is a technology-enabled regional air travel network, offering daily scheduled flights and on-demand charter flights. Its customers consist of regional business and leisure travelers. Headquartered in Hawthorne, California, Surf Air commenced flight operations in June 2013.

Internal Reorganization

On July 21, 2023 (subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates), as contemplated by the Agreement and Plan of Merger and defined as the “Internal Organization” in the final prospectus and registration statement, dated July 25, 2023 (the “Registration Statement”) and filed on July 25, 2023 with the Securities and Exchange Commission (the “SEC”), SAGL Merger Sub Inc., a wholly-owned subsidiary of Surf Air Mobility (“SAM” or “the Registrant”), was merged with and into Surf Air Global Limited (“Surf Air”), after which Surf Air became a wholly-owned subsidiary of SAM (the “Internal Reorganization”).

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of SAM Common Stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of SAM Common Stock (or warrants, options or RSUs to acquire SAM Common Stock, as applicable) at a ratio of 22.4 Surf Air shares to 1 share of SAM Common Stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

On July 25, 2023, SAM's Registration Statement on Form S-1 and Form S-4 was declared effective by the SEC. As a result SAM became an SEC registrant on July 25, 2023. On July 27, 2023, SAM common stock was listed for trading on the New York Stock Exchange.

As the Internal Reorganization did not close until after the end of the quarter ended June 30, 2023, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Surf Air Global Limited (“Surf Air” or the “Company”), the predecessor to SAM.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s balance sheet as of June 30, 2023. As discussed in Note 7, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $6.6 million is included in accrued expenses on the balance sheet as of June 30, 2023. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $2.1 million as of June 30, 2023. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircrafts due to the late filing of its 2022 property tax return. As of June 30, 2023, the amount of property tax, interest and penalties related to the lien was approximately $0.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due. As of June 30, 2023, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 4. Financing Arrangements). The note is subordinate to the Company’s senior lender therefore the Company cannot pay the outstanding balance prior to paying the senior lender. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2023.

In 2019, in connection with certain past due rental and maintenance payments under its aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at June 30, 2023 and December 31, 2022 as Other long term liabilities, the Company entered into a payment plan pursuant to which all repayments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, increase its membership base, increase passenger loads, and continue to expand into regions profitably throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to raise additional capital (or financing) to fund operating losses, refinance its current outstanding debt, sustain ongoing operations, the ability to attract and maintain members, the ability to integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and the ability to measure and manage risks inherent to the business model.

In addition to the risks and uncertainties associated with the Company’s emerging business model, there continues to be a worldwide impact from the COVID-19 pandemic. The impact of COVID-19 has resulted in changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, which created significant volatility in global economy and has led to reduced economic activity particularly in the air travel industry. Due to enhanced virtual meeting and teleconferencing technology that has been adopted throughout the COVID-19 pandemic, more people are meeting over virtual meeting platforms than in person, which reduces the need for transportation. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility contributing to Surf Air defaulting on certain debt arrangements and amending the terms and conditions of certain debt arrangements, in order to meet liquidity needs (see Note 4. Financing Arrangements).

As of June 30, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. Subsequent to June 30, 2023, the Company received $8 million under the PFG Convertible Note Purchase Agreement and $25 million from the GEM Purchase. The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with hybrid electric aircraft and reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the related notes, as included in SAM’s Registration Statement.. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

There have been no material changes in significant accounting policies during the six months ended June 30, 2023 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2022.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of Surf Air. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expense during the reporting period.

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors including the current economic and regulatory environment as well as management’s judgment. Items subject to such estimates and assumptions include: revenue recognition and related allowances, valuation allowance on deferred tax assets, certain accrued liabilities, useful lives and recoverability of long-lived assets, fair value of assets acquired and liabilities assumed in acquisitions, legal contingencies, assumptions underlying convertible notes and convertible securities carried at fair value and share-based compensation. These estimates may change as new events occur and additional information is obtained and such changes are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Deferred Revenue

The Company records deferred revenue (contract liabilities) when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. The Company generally collects payments from customers in advance of services being provided. The Company recognizes deferred revenue as revenue when it meets the applicable revenue recognition criteria, which is usually either over the contract term, or when services have been provided. Accordingly, deferred revenue is classified within current liabilities in the accompanying Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2023, the Company recognized revenue of $2.2 million and $4.6 million, respectively, out of the beginning of the period deferred revenue balance. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.8 million and $2.2 million, respectively, out of the beginning of the period deferred revenue balance.

The long term performance obligations for contractually committed revenues, all of which is related to charter revenue, is recorded in Other long term liabilities as of June 30, 2023, and December 31, 2022 in the amount of $2.1 million and $1.8 million, respectively.

Recent Accounting Pronouncements

Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Topic (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. Under this “ASC 606 approach”, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. Under current practice, measuring deferred revenue at fair value typically results in a reduction to the deferred revenue balance the acquiree had recorded before the acquisition. The reduction causes the acquirer to recognize less revenue than the acquiree would have absent an acquisition. The amendments in this ASU are applied to business combinations occurring on or after the effective date of the amendments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods for public entities and for fiscal years beginning after December 15, 2023, including interim periods for nonpublic entities. The Company early adopted ASU 2021-08 as of January 1, 2023, and will apply this guidance to any acquisitions after the date of adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (“CECL”) model, which is utilized to estimate lifetime “expected credit losses” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses and applies to financial assets including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which updated the effective date of this credit loss standard to fiscal years beginning after December 15, 2022 for nonpublic entities, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Disclosure of Supplier Finance Program Obligations (Topic 425). This ASU creates a disclosure framework by which buyers in a supplier finance program will be required to disclose significant qualitative and quantitative information to allow a user of financial statements to understand the program’s nature and potential magnitude. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-04 as of January 1, 2023, and assessed that the guidance does not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3. Accrued Expenses

As of June 30, 2023 and December 31, 2022, accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued compensation and benefits	$1,666	$1,486
Excise and property taxes payables	6,701	6,446
Interest and commitment fee payable	393	64
Reserve for settlement for non-accredited investors	185	282
Accrued Monarch legal settlement	1,314	1,314
Accrued professional services	4,121	3,555
Other accrued liabilities	921	1,593
Total accrued expenses	$15,301	$14,740

Note 4. Financing Arrangements

Fair Value of Convertible Instruments

The Company has elected the fair value option for the convertible notes, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations, except for change in fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

On April 30, 2023, the Company amended the terms of the 2020 Convertible Note to extend the maturity date from May 1, 2023 to November 1, 2023. All other terms of the note remain the same, bearing compound interest at a rate of 6.25% per annum and a monthly payment of $5 thousand. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2020 Convertible Note to convert upon the merger of the Company into a subsidiary of SAM. The merger occurred on July 21, 2023, and the 2020 Convertible Note converted into redeemable convertible preferred shares (see Note 14. Subsequent Events).

On June 1, 2023, the Company amended the terms of the 2017 Convertible Notes to extend the maturity date from May 31, 2023 to December 31, 2023. All other terms of the note remain the same. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2017 Convertible Notes to convert upon the merger of the Company into a subsidiary of SAM. The merger occurred on July 21, 2023, and the 2017 Convertible Notes converted into redeemable convertible preferred shares (see Note 14. Subsequent Events).

The increase in the convertible notes for the six months ended June 30, 2023 is primarily a result of the increase in the fair value of the convertible notes (see Note 5. Fair Value Measurements).

Fair value of convertible notes (in thousands):

	Fair Value at
	June 30, 2023	December 31, 2022
2017 Convertible Notes	$13,243	$15,242
2020 Convertible Note	555	706
2017 Convertible Term Note	21,308	13,148
Total	$35,106	$29,096

Fair Value of SAFE Notes

The Company’s Simple Agreements for Future Equity notes (“SAFE”) and Simple Agreement for Future Equity with Tokens (“SAFE-T”) are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE and SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE notes mature between May 2024 and June 2025. The SAFE-T instrument matured in July 2019. Subsequent changes in the fair value of the SAFE and SAFE-T notes are recorded in earnings as part of changes in fair value of financial instruments carried at fair value within the Condensed Consolidated Statements of Operations.

The increase in the SAFE notes for the six months ended June 30, 2023 is primarily a result of the increase in the fair value of the SAFE notes (see Note 5. Fair Value Measurements).

Fair value of SAFE notes (in thousands):

	Fair Value at
	June 30, 2023	December 31, 2022
SAFE note with LamVen, a related party	$10,302	$5,403
SAFE note with LamJam, a related party	9,520	—
SAFE note with Park Lane, a related party	10,302	5,403
SAFE note with iHeart Media	13,736	7,203
SAFE note with Palantir	12,362	6,484
SAFE note with a private investor	137	72
SAFE note with a private investor	343	—
SAFE-T	143	149
Total	$56,845	$24,714
Less: SAFE notes at fair value, current	$(46,844)	$(149)
SAFE notes at fair value, long term	$10,001	$24,565

On January 31, 2023, the Company entered into a new SAFE note in which the Company agreed to sell an investor up to a number of common shares having an aggregate value of $0.3 million in exchange for cash received in 2023. The resulting conversion prices will be based on a contractually defined discount of 20% of the per share consideration payable to common shareholders, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing. The maturity date for the SAFE is January 31, 2025. The fair value as of June 30, 2023 is $0.3 million.

On June 15, 2023, the Company entered into a new SAFE note with LamJam LLC (“LamJam”), a related party, for $6.9 million, of which approximately $3.47 million was funded through the cancellation of a promissory note, including principal and interest, payable by the Company to LamVen LLC ("LamVen"), a related party, and $3.47 million was received in cash from LamJam. The resulting conversion prices will be based on a contractually defined discount of 20% of the per share consideration payable to common shareholders, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing. The maturity date for the SAFE is June 15, 2025. The fair value as of June 30, 2023 is $9.5 million.

On June 26, 2023, the Company entered into an agreement with holders of the SAFE notes to transfer all of the Company's rights, interests, and obligations under the SAFE notes to SAM upon merger of the Company into a subsidiary of SAM, which occurred on July 21, 2023 (see Note 14. Subsequent Events).

Note 5. Fair Value Measurements

The fair values of the convertible notes, SAFE instruments, preferred stock warrant liabilities, and derivative liability were based on the estimated values of the notes, SAFE instruments, warrants, and derivatives upon conversion including adjustments to the conversion rates, which were probability weighted associated with certain events, such as a sale of the Company or becoming a public company. The estimated fair values of these financial liabilities were determined utilizing the Probability-Weighted Expected Return Method and is considered a Level 3 fair value measurement.

Significant unobservable inputs used in the valuation models as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Public listing probability	90%	50%
Lack of marketability	32%	32%
Discount rates used in the sale scenario for debt instruments	0%	70%
Discount rates used in the public listing scenario	20% - 30%	20% - 30%
Probability weighted volatility	76%	147%

Assets and liabilities are classified in the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	—	—	$35,106	$35,106
Preferred shares warrant liability	—	—	11	11
SAFE notes at fair value	—	—	56,845	56,845
GEM derivative liability	—	—	11,397	11,397
Total financial liabilities	$—	$—	$103,359	$103,359

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	—	—	$29,096	$29,096
Preferred shares warrant liability	—	—	51	51
SAFE notes at fair value	—	—	24,714	24,714
GEM derivative liability	—	—	2,963	2,963
Total financial liabilities	$—	$—	$56,824	$56,824

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	Preferred Shares Warrant Liability	SAFE Notes	GEM Derivative Liability
Balance at December 31, 2021	$11,681	$9	$19	$435
Issuance of convertible notes	4,191	—	11,839	—
Conversion of convertible notes to preferred shares	(10,257)	—	—	—
Conversion of PFG liability to convertible note	11,197	—	—	—
Change in fair value	12,284	42	12,856	2,528
Balance at December 31, 2022	$29,096	$51	$24,714	$2,963
Issuance of SAFE notes	—	—	3,716	—
Conversion of related party notes to SAFE	—	—	4,354	—
Payments of borrowings on convertible notes	(35)	—	—	—
Change in fair value	6,045	(40)	24,061	8,434
Balance at June 30, 2023	$35,106	$11	$56,845	$11,397

Note 6. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

Warrants to purchase shares of convertible preferred stock are classified as Other long term liabilities on the Condensed Consolidated Balance Sheets and are subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations.

There were no convertible preferred share warrants issued in the six months ended June 30, 2023. The convertible preferred share warrants issued and outstanding as of June 30, 2023 and December 31, 2022 were 805,823 shares of B-2 preferred warrants; 410,123 shares of B-3 preferred warrants; and 1,493,015 shares of B-4 preferred warrants.

Ordinary Share Warrants

Warrants were issued by the Company in connection with debt and equity capital raising transactions, as well as part of debt restructuring activities. The warrants may be exercised with respect to the warrant shares at any time, or from time to time, in whole or in part at any time on or prior to the expiration date, which is seven to ten years from the issuance date. The warrants will terminate on the earlier of the expiration date or change in control upon the effectiveness of the Company’s registration statement or upon the closing of a deemed liquidation event. If there is no change in control, the warrants without a stated expiration date never expire. On July 21, 2023, the Company merged into a subsidiary of SAM as part of an Internal Reorganization. The change in control resulted in the ordinary share warrants to be exercised and re-issued (see Note 14. Subsequent Events).

On June 14, 2023, an ordinary warrant holder exercised 913,395 ordinary warrants with an exercise price of $0.01 per share. Total outstanding ordinary share warrants issued by the Company were 3,701,255 and 4,614,651 as of June 30, 2023 and December 31, 2022, respectively.

Note 7. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total software cost of $50.0 million. As of June 30, 2023 and December 31, 2022, the Company capitalized $2.0 million of services that Palantir has provided to the Company.

Share Purchase Agreement with GEM

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a special purpose acquisition company (“SPAC”), IPO, or direct listing. Pursuant to the SPA, GEM is required to purchase ordinary shares of the Company at a discount to the volume weighted average trading price up to a maximum aggregate purchase price of $200.0 million, and in return the Company agreed to pay a total commitment fee of $4.0 million payable in installments at the time of each purchase of ordinary shares or no later than one year from the anniversary of a public listing transaction and issued a forward contract for GEM to purchase 0.75% of the Company’s fully-diluted ordinary shares outstanding upon completion of a public listing transaction at an exercise price of $0.01 per ordinary share.

On May 17, 2022 and February 8, 2023, the SPA was further amended and restated in which the Company entered into the Share Subscription Facility with GEM, which increases the facility to $400.0 million and the commitment fee to $8.0 million. Pursuant to the Share Subscription Facility, upon the terms of and subject to the satisfaction of certain conditions, Surf Air Mobility Inc (“SAM”), a wholly owned subsidiary of the Company, will have the right from time to time at its option to direct GEM to purchase up to a specified maximum amount of shares of common stock, up to a maximum aggregate purchase price of $400.0 million (the “Aggregate Limit”), over the term of the Share Subscription Facility. Upon its initial public listing, SAM may request GEM advances in an aggregate amount of up to $100.0 million, consisting of four incremental advances of up to $25.0 million each. Any GEM advance will reduce amounts that Surf Air can request for future draw downs.

On June 15, 2023, July 21, 2023, and July 24, 2023, the SPA was further amended to modify the shares to be issued upon completion of a public listing transaction from an amount equal to 0.75% of the Company’s fully-diluted ordinary shares outstanding to a fixed 1,300,000 shares of SAM common stock. The amendments also modified certain registration requirements whereby SAM is obligated to file a re-sale registration statement within 5 business days of the public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company issued 1,300,000 shares of SAM common stock to GEM in full satisfaction of these provisions. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,300,000 shares, on August 2, 2023.

The Company has accounted for the commitment as a derivative financial instrument which is recorded at fair value within Other long term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the fair value of the GEM commitment was $11.4 million and $3.0 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, SAM and GEM entered into a share purchase agreement whereby GEM would purchase 1,000,000 shares of SAM common stock for cash consideration of $25.0 million. Under the terms of the registration rights, SAM is obligated to file a re-sale registration statement, covering the 1,000,000 shares issued, within 5 business days of the public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the GEM Purchase, in exchange for the issuance of 1,000,000 shares of SAM common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,000,000 shares, on August 2, 2023.

Convertible Note Purchase Agreement

On June 21, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with Partners for Growth V, L.P. (“PFG”) for a senior unsecured convertible promissory note (the “Promissory Note”) for an aggregate principal amount of $8.0 million (the “PFG Investment”). The note bears interest at a rate of 9.75% and matures on December 31, 2024. All unpaid principal and interest balances may be converted into shares of SAM common stock, at the option of the holder, at a price equal to 120% of the initial listing price of SAM common stock. Funding of the initial principal, among other criteria, is contingent upon SAM’s approval for listing on the New York Stock Exchange.

Licensing, Exclusivity and Aircraft Purchase Arrangements

Textron Agreement

On September 15, 2022, Textron Aviation Inc. and one of its affiliates (“TAI”), entered into a Collaboration Agreement for engineering services, licenses, sales and marketing, and aircraft purchase agreements with the Company, which are only effective as of the first trading date of shares of common stock of SAM on a national securities exchange (“Effective Date”). The agreements became effective as of the Company’s direct listing on July 27, 2023.

The Collaboration Agreement provides, among other things, that TAI will provide the Company certain services in furtherance of development of an electrified powertrain technology (the “SAM System”). Under the Collaboration Agreement, the Company agrees to meet certain development milestones by specified dates, including issuance of a supplemental type certificate by the FAA. Should the Company fail to meet certain development milestones, TAI has the right to terminate the agreement.

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the Federal Aviation Administration (“FAA”), including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with the first $25 million due in the third quarter of 2023.

Under the sales and marketing agreement, the parties agreed to develop marketing, promotional and sales strategies for the specifically configured Caravans and further agreed to: (a) include the SAM Aircraft in sales and marketing materials (print and digital) distributed to authorized dealers, (b) prominently display the SAM Aircraft on their respective websites and social media, (c) include representatives of SAM and TAI at trade show booths, (d) market SAM Aircraft and conversions to SAM Aircraft to all owners of pre-owned Caravans, and (e) not advertise or offer any third-party Exclusive System variants of the Caravan. Certain technologies for aircraft propulsion are specifically carved out from the Exclusive System. The SMA provides for payment by SAM of exclusivity fees aggregating $40.0 million, with certain amounts deferred such that the aggregate fee is payable over four years commencing on the earlier of the year after SAM obtains a supplemental type certificate for the SAM System on the Caravan (the “SAM STCs”) or the 5th anniversary of the TAI Effective Date. SAM’s obligation to pay exclusivity fees in any year may be offset, in whole or in part, based on the achievement of certain sales milestones of SAM Aircraft and Caravans subsequently converted to a SAM System.

Under the aircraft purchase agreement, the Company may purchase 100 specifically configured Caravans having an aggregate purchase price in excess of $300.0 million, with an option to purchase an additional 50 specifically configured Caravans having an aggregate purchase price in excess of $150.0 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations.

Jetstream Agreement

On October 10, 2022, SAM and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an Agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from SAM to Jetstream and the leaseback of such aircraft from Jetstream to SAM within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation for SAM. The agreement may be terminated: (i) if the Company’s common stock is not publicly listed and the Southern acquisition is not consummated prior to December 31, 2023; (ii) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (iii) as mutually agreed in writing by the parties.

Business Combination Agreements

The Company entered into a business combination agreement, dated as of May 17, 2022 (the “Merger Agreement”) with Tuscan Holdings Corp II (“Tuscan”). On November 14, 2022, SAM and Tuscan mutually terminated the Merger Agreement. SAM is obligated to issue to Tuscan 635,000 shares of common stock or 600,000 of common stock and $0.7 million in cash upon a triggering event defined as a direct listing, IPO or a business combination with a SPAC (see Note 14. Subsequent Events).

On November 11, 2022, SAM entered into an amendment to the acquisition agreement with Southern Airways Corporation dated as of March 17, 2021, as amended on August 22, 2021 and on May 17, 2022, to reflect the termination of the Merger Agreement with Tuscan and to reflect that SAM will acquire 100% of the equity interests in Southern Airways Corporation in exchange for shares equal to the greater of $81.25 million (based on the opening price per share on the first day of listing of SAM common shares) or 12.5% of SAM’s fully-diluted common shares prior to the issuance of the Tuscan shares, the SAFE settlement shares, and any initial issuance in connection with the GEM SPA. The completion of the acquisition of Southern Airways Corporation is contingent on, among other things, the effectiveness of a public registration statement, the approval for listing of the Company’s common stock, regulatory approvals and other customary closing conditions.

On May 25, 2023, SAM entered into an amendment to the acquisition agreement with Southern Airways Corporation, whereby the outside date by which the transaction could be consummated was extended to July 31, 2023. No other terms to the previously amended acquisition agreement were changed.

On June 15, 2023, SAM entered into an amendment to the acquisition agreement with Southern Airways Corporation, whereby the closing of the Merger Agreement was agreed to occur on the morning of SAM’s initial listing on the New York Stock Exchange, prior to market opening. No other terms to the previously amended acquisition agreement were changed. The merger with Southern Airways Corporation closed on July 27, 2023 (see Note 14. Subsequent Events).

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of June 30, 2023 the Company is not aware of any pending claims or liabilities.

The Company entered into indemnification provisions under agreements with other parties in the ordinary course of business, typically with business partners, contractors, customers, landlords and investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations Surf Air has made with regards to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential future amount the Company could be required to pay under these indemnification provisions is unlimited.

Legal Contingencies

In 2017, the Company acquired Rise U.S. Holdings, LLC (“Rise”). Prior to the close of the acquisition, Rise Alpha, LLC and Rise Management, LLC, (both of which are wholly-owned subsidiaries of Rise and hereinafter referred to as the “Rise Parties”), were served with a petition for judgment by Menagerie Enterprises, Inc. (“Monarch Air”), relating to breach of contract for failure to pay Monarch Air pursuant to the terms and conditions of the Monarch Air Flight Services Agreement, which occurred prior to the Company’s acquisition of Rise. The Rise Parties filed numerous counterclaims against Monarch Air, including fraud, breach of contract, and breach of fiduciary duty. Rise, a subsidiary of the Company, was named as a party in the lawsuit. During 2018 and 2019, certain summary judgements were granted in favor of Monarch Air.

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $0.06 million and court costs of approximately $0.003 million. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses on the Condensed Consolidated Balance Sheets by the Company as of June 30, 2023 and December 31, 2022.

Surf Air is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of June 30, 2023.

Tax Commitment

On May 15, 2018, Surf Air received notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses on the Condensed Consolidated Balance Sheets and is in the amount of $6.6 million and $5.8 million as of June 30, 2023 and December 31, 2022, respectively.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $2.1 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively.

Note 8. Disaggregated Revenue

The disaggregated revenue for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
On-Demand	$5,147	$3,270	$9,822	$6,827
Scheduled	1,048	1,208	1,880	2,469
Total revenue	$6,195	$4,478	$11,702	$9,296

Note 9. Redeemable Convertible Preferred Shares and Convertible Preferred Shares

Class B-6a Redeemable Convertible Preferred Shares

On June 2, 2023, the Company received $3.0 million cash from an existing investor in connection with the issuance of 5,665,722 shares of Class B-6a redeemable convertible preferred shares.

Class B-6s Convertible Preferred Shares

On June 15, 2023, the Company converted the LamJam term notes in the amount of $5.3 million into 9,932,241 Class B-6s convertible preferred shares (see Note 12. Related Party Balances and Transactions).

On June 30, 2023, the Company awarded 1,921,778 Class B-6s convertible preferred shares to prior employees and service providers in connection with past services provided. The Company recorded $0.9 million of stock based compensation expense for the issuance of these awards.

In June 2023, the Company settled outstanding debt of $0.2 million with 486,402 shares of Class B-6s convertible preferred shares.

Note 10. Share-Based Compensation

Share Options

A summary of share option activity under the 2016 Plan for the six months ended June 30, 2023 is set forth below:

	Number of Share Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	1,768,205	9.01	$10,306	$3.58
Granted	48,214			$9.11
Exercised	(25,307)			$5.82
Canceled	(47,377)			$3.36
Outstanding at June 30, 2023	1,743,735	8.53	$9,347	$3.81
Exercisable at June 30, 2023	1,121,578	8.14	$6,550	$3.58

Restricted Stock Units

At June 30, 2023 and December 31, 2022, the Company had 220,424 RSUs unvested with the weighted average grant date fair value of $3.81 per RSU, respectively.

Restricted Share Purchase Agreement

A summary of RSPA activity under the 2016 Plan for the six months ended June 30, 2023 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2022	3,162,292	$2.46
Granted	—	$—
Vested	(89,292)	$2.46
Forfeited	—	$—
Unvested RSPAs at June 30, 2023	3,073,000	$2.46

On May 26, 2023, the Company approved the forgiveness of certain promissory notes associated with the issuance of RSPAs to executives and directors. The Company also provided bonuses to pay for interest and tax associated with the issuance of these shares in the amount of $0.1 million. The forgiveness of these promissory notes resulted in an immaterial additional stock based compensation expense as of June 30, 2023.

Subsequent to June 30, 2023, and prior to the Company’s direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive RSPA awards had been satisfied, in connection with the Company’s direct listing. This will result in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the third quarter of 2023.

Restricted Share Grant Agreement

As of June 30, 2023 and December 31, 2022, there were 3,773,243 RSGA shares outstanding.

Note 11. Income Taxes

The Company's provision for income taxes for the three and six months ended June 30, 2023 and June 30, 2022, related to immaterial current state taxes in California and Texas. The Company’s 0% effective tax rate for all periods was lower than the federal statutory rate of 21% due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of June 30, 2023. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 12. Related Party Balances and Transactions

Convertible Notes at Fair Value

As of June 30, 2023 and December 31. 2022, the 2017 convertible note issued to LamVen, a related party,("2017 Notes") with a principal amount of $3.5 million, was outstanding. The fair value of the 2017 Notes as of June 30, 2023 and December 31, 2022 was $11.9 million and $13.8 million, respectively. The 2017 Notes are convertible into one of the following: (i) automatically into future preferred shares of the Company at a price per share paid by the other purchasers of new preferred shares multiplied by 70%, upon occurrence of a Qualified Financing (defined as equity financing with gross proceeds of at least $60 million) on or before the maturity date; or (ii) automatically into Class B-2 redeemable convertible preferred shares of the Company at price of $1.1533 per share, if a Qualified Financing has not occurred on or before the maturity; or (iii) ordinary shares of the Company upon occurrence of change of control prior to the time when the 2017 Notes may otherwise be converted at a price of $1.1533 per share; or (iv) ordinary shares of the Company, at the option of the holders of a majority in interest of the aggregate principal amount of the 2017 Notes then outstanding at a price per share of $1.1533, if an initial public offering of the Company’s stock (IPO) occurs prior to the time when the 2017 Notes may otherwise be converted; or (v) at the lender’s election any time prior to the time when the 2017 Notes may otherwise be converted, provided that the accrued interest at conversion would be calculated at 22% per annum and the Company would have the sole discretion on whether the conversion is into Class B-5 redeemable convertible preferred shares and/or Class B-6s convertible preferred shares, in which case at a conversion price of $0.38 per share. If the lender makes such an election, a warrant to purchase a number of ordinary shares equal to 10% of the number of preferred shares received upon conversion would also be granted.

These related party convertible notes are included in Convertible notes at fair value, current in the Condensed Consolidated Balance Sheets.

SAFE Notes at Fair Value

As of June 30, 2023 and December 31, 2022, SAFE notes issued to LamVen and Park Lane, entities affiliated with a co-founder of the Company, with aggregate principal amount of $15.0 million, were outstanding. The SAFE notes’ conversion prices will be based on a contractually defined discount of 20% of the per share consideration payable to common shareholders, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing. The maturity date for these SAFE notes is May 17, 2024. As of June 30, 2023 and December 31, 2022, the fair value of these SAFE notes in aggregate was $20.6 million and $10.8 million, respectively. The SAFE notes are included in SAFE notes at fair value, current in the Condensed Consolidated Balance Sheets.

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million and a fair value of $9.5 million as of June 30, 2023 (see Note 4. Financing Arrangements). The SAFE note is included in SAFE notes at fair value, long term in the Condensed Consolidated Balance Sheets.

	Fair Value at
	June 30, 2023	December 31, 2022
SAFE note with LamVen, a related party	$10,302	$5,403
SAFE note with LamJam, a related party	9,520	—
SAFE note with Park Lane, a related party	10,302	5,403
Total	$30,124	$10,806

Term Notes

The Company entered into term note agreements with related parties and recorded the notes in Due to related parties at carrying value on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the term notes outstanding are as follows (in thousands):

	Carrying Value at
	June 30, 2023	December 31, 2022
Term notes with LamVen, a related party	$12,585	$4,500

On May 22, 2023, the Company entered into a term note agreement in exchange for $4.6 million in cash from LamVen LLC, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment.

On June 15, 2023, the Company entered into a term note agreement in exchange for $5.0 million in cash from LamVen LLC, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment.

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 4. Financing Arrangements).

The LamVen notes with aggregate principal amount of $5.5 million bear interest at a rate of 8.25% per annum and the notes with an aggregate principal amount of $7.1 million bear interest at a rate of 10.0% per annum. Interest is payable in full at maturity or upon acceleration by prepayment.

The term notes with LamJam, an entity affiliated with a co-founder of the Company, are scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. The note with a principal amount of $1.7 million bears interest at a rate of 8.25% per annum and the note with a principal amount of $3.5 million bears interest at a rate of 10.0% per annum. Interest is payable in full at maturity or upon acceleration by prepayment. On June 15, 2023, the term notes with LamJam in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares (see Note 9. Redeemable Convertible Preferred Shares and Convertible Preferred Shares).

The notes are recorded at carrying values within Due to related parties on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

Other Transactions

Additionally, LamVen paid for various expenses on behalf of the Company. As of June 30, 2023 and December 31, 2022, the Company owed LamVen $0.1 million and $0.4 million, respectively. These amounts are recorded within Due to related parties on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, the Company continues to lease four aircrafts from Park Lane for a monthly lease payment of $0.025 million per aircraft. The lease term for the four aircrafts expire on July 31, 2023. On June 16, 2023, the Company amended the lease agreements with Park Lane to extend the expiration date for a 6-month term of August 1, 2023 through January 31, 2024. All other terms of the agreements remain the same.

Note 13. Net Loss per Share Applicable to Ordinary Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to ordinary shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on ordinary shares. As outlined in the “Explanatory Note,” the effects of conversions at a ratio of 22.4 Surf Air shares to 1 SAM share, have been applied to outstanding common shares and rights to receive common shares for all periods presented in calculating earnings per share and for presentation within the Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit.

The following table sets forth the computation of net loss per ordinary share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(44,520)	$(18,753)	$(65,093)	$(29,400)
Weighted-average number of common shares used in net loss per share applicable to ordinary shareholders, basic and diluted	14,168,091	13,427,098	14,138,856	12,759,876
Net loss per share applicable to ordinary shareholders, basic and diluted	$(3.14)	$(1.40)	$(4.60)	$(2.30)

The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Excluded securities:
Options to purchase ordinary shares	1,743,735	1,125,008	1,743,735	1,125,008
Restricted stock units	220,424	220,424	220,424	220,424
Unvested RSPAs	3,072,999	3,264,603	3,072,999	3,264,603
Preferred stock (as converted to ordinary shares)	14,226,483	13,323,745	14,226,483	13,323,745
Total ordinary shares equivalents	19,263,641	17,933,781	19,263,641	17,933,781

Note 14. Subsequent Events

Management evaluated events occurring subsequent to June 30, 2023 through August 29, 2023, the date the condensed consolidated financial statements were issued.

Internal Reorganization

On July 21, 2023, the Company merged with and into SAGL Merger Sub Inc., a wholly-owned subsidiary of SAM (the “Internal Reorganization). Pursuant to the Internal Reorganization, of which the effects of conversions at a ratio of 22.4 Surf Air shares to 1 SAM share, have already been applied to outstanding common shares and rights to receive common shares as of June 30, 2023:

•
13,417,826 common shares were cancelled and re-issued into 13,417,826 shares of SAM common stock;
•
234,856,003 redeemable convertible preferred shares were cancelled and re-issued into 10,484,579 shares of SAM common stock, at a ratio of 22.4 Surf Air shares to 1 SAM share;
•
83,819,163 class B-6s convertible preferred shares were cancelled and re-issued into 3,741,904 shares of SAM common stock, at a ratio of 22.4 Surf Air shares to 1 SAM share;
•
3,701,255 common share warrants were exercised and re-issued into 3,663,900 shares of SAM common stock;
•
1,743,735 common share options were converted and re-issued into 1,743,735 SAM stock options;
•
2,708,961 class B-2, B-3, and B-4 preferred warrants, with an exercise price of $1.71 per share, were converted and re-issued into 120,934 SAM warrants, with an exercise price of $38.23 per share, at a ratio of 22.4 Surf Air preferred warrants to 1 SAM warrant.

On July 21, 2023, as triggered by the Internal Reorganization, the 2020 convertible note converted per conditional conversion agreement dated June 27, 2023. The note totaling $732,480 with principal and interest, converted into 1,383,342 of Class B-6a redeemable convertible preferred shares. Immediately after the conversion, the Class B-6a shares were cancelled and re-issued into 61,756 shares of SAM common stock.

On July 21, 2023, as triggered by the Internal Reorganization, the 2017 convertible notes converted per the conditional conversion agreement dated June 27, 2023. The notes totaling $12,206,936 with principal and interest, converted into 31,842,733 of Class B-5 redeemable convertible preferred shares. Concurrent with the conversion, the Company issued 3,212,347 of common share warrants, with an exercise price of $0.01 per common share, to the holders of the 2017 convertible notes. Immediately after the conversion, the Class B-5 shares were cancelled and re-issued into 1,421,539 shares of SAM common stock and the ordinary warrants were exercised and re-issued into 142,102 shares of SAM common stock.

Business Combination Agreements

On July 27, 2023, concurrent with the first day of listing of SAM common stock, SAM issued 635,000 shares of common stock to Tuscan in satisfaction of the terms of the mutually terminated Merger Agreement. Based on the $5.00 opening price of SAM common stock, such shares have resulted in $3,175,000 of contract termination expense in the third quarter of 2023.

On July 27, 2023, Southern merged with and into SAC Merger Sub Inc. (“SAC Merger Sub”), a wholly-owned subsidiary of SAM, resulting in Southern becoming a wholly-owned subsidiary of SAM (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders received 16,250,000 shares of SAM Common Stock, which was based on the aggregate merger consideration of $81.25 million at the $5.00 per share opening price on the first day of listing of SAM common shares. In total, 16,249,963 shares of

Company Common Stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

SAFE Settlements

On July 27, 2023, concurrent with the first day of listing of SAM common shares, SAM issued 17,365,358 shares of common stock in satisfaction of $56,437,414 of outstanding principal on SAFE notes. Share settlements were based on the contractual 35% discount to the $5.00 per share opening price on the first day of listing of SAM common shares.

GEM Purchase and Issuance

On July 27, 2023, SAM received $25 million in exchange for 1,000,000 shares of common stock under the GEM purchase agreement entered into on June 15, 2023. This was based on a contractual purchase price of $25 per share. Concurrently, SAM issued 1,300,000 shares of common stock in satisfaction of the initial issuance due under the SPA with GEM.

Convertible Note

On July 27, 2023, SAM received $8 million in funding, following satisfaction of all conditions precedent outlined under the Convertible Note Purchase Agreement. Based on the $5.00 per share opening price on the first day of listing of SAM common shares, the principal of the Convertible Note Purchase Agreement would be convertible into 1,333,333 shares of SAM common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis reflects the historical results of operations and financial position of Surf Air Global Limited, and its consolidated subsidiaries prior to the Internal Reorganization (as defined below) on July 21, 2023. References in this section to the “Company”, “Surf Air”, “we” or “our” refer to Surf Air Global Limited and its consolidated subsidiaries. Unless otherwise indicated, all dollar amounts are set forth in thousands, except share and per share data.

The following discussion and analysis is intended to help the reader understand Surf Air’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the section entitled “Summary Consolidated Financial Information and Other Data” and Surf Air’s consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to Surf Air’s plans and strategy for Surf Air’s business, includes forward-looking statements that involve risks and uncertainties. Surf Air’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included within Surf Air Mobility’s Registration Statement on Form S-1 and Form S-4 filed on July 25, 2023 (the “Registration Statement”).

Overview of the Surf Air Business

Surf Air is expanding the category of regional air travel, connecting underutilized regional airports and private terminals with high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air operates primarily in California, and its model is based on its optimization of scheduled routes to meet its customers’ demand. Surf Air currently provides a regional air mobility platform with scheduled routes and on-demand charter flights operated by third-party Part 135 operators and it intends to develop hybrid-electric powertrain technology with its commercial partners to electrify existing fleets, which it believes will reduce operating costs and emissions, starting with a hybrid-electric and a fully-electric variant of the Cessna Grand Caravan EX, one of the most prolific family of aircraft in the single engine turboprop category with approximately 3,000 aircraft in use worldwide. Surf Air’s customers consist of regional business and leisure travelers.

Surf Air generates revenue through the sale of membership products, non-member single seats, or flight products for both scheduled and on-demand flights. Scheduled revenue is derived from membership subscriptions, principally relating to two main categories of membership: All You Can Fly (“AYCF”) and Pay As You Fly (“PAYF”). AYCF membership subscriptions allow members to fly as much as they like over the contract period. The membership fee includes access to scheduled service and the cost of single seat booking. PAYF members pay a membership fee, which enables them to purchase single use vouchers for travel. On-demand service allows customers to book private charter flights on routes specified by the customer.

Surf Air Mobility, Inc. (“SAM”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect the world’s communities. SAM intends to accelerate the adoption of green flying by developing, together with its commercial partners, hybrid-electric and fully-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

Internal Reorganization

On July 21, 2023 (subsequent to the fiscal quarter ended June 30, 2023, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates), as contemplated by the Agreement and Plan of Merger and defined as the “Internal Organization” in the final prospectus and registration statement, dated July 25, 2023 (the “Registration Statement”) and filed on July 25, 2023 with the Securities and Exchange Commission (the “SEC”), SAGL Merger Sub Inc., a wholly-owned subsidiary of Surf Air Mobility (“SAM” or “the Registrant”), was merged with and into Surf Air, after which Surf Air became a wholly-owned subsidiary of SAM (the “Internal Reorganization”).

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of SAM Common Stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of SAM Common Stock (or warrants, options or RSUs to acquire SAM Common Stock, as applicable) at a ratio of 22.4 Surf Air shares to 1 share of SAM Common Stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

On July 25, 2023, SAM's Registration Statement on Form S-1 and Form S-4 was declared effective by the SEC. As a result SAM became an SEC registrant on July 25, 2023. On July 27, 2023, SAM common stock was listed for trading on the New York Stock Exchange.

As the Internal Reorganization did not close until after the end of the quarter ended June 30, 2023, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to SAM.

2023 Operating Environment

Since 2020, Surf Air has been incurring expenses to support the development of the technology of its digital platform with the aim of providing a delightful, premium flying experience and Surf Air expects these development expenses to continue to be incurred. Additionally, Surf Air is developing hybrid-electric and electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. As a result, Surf Air expects to incur significant costs in the future to support development of this technology.

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for Surf Air. Surf Air has seen some recovery in on-demand flights from 2021 through the second quarter of 2023, however Surf Air’s business has been and will continue to be affected by many changing economic and other conditions beyond Surf Air’s control, including global events that affect travel behavior. Surf Air has experienced inflationary pressures, which have materially increased Surf Air’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2022 and 2023 and believes perceived recessionary risks may impact 2023 results. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain Surf Air relies upon.

As such, the extent to which global events and market inflationary impacts will affect our financial condition, liquidity and future results of operations is uncertain. Given the uncertainty regarding the length of these factors, Surf Air cannot reasonably estimate their impact on its future results of operations, cash flows or financial condition. Surf Air continues to actively monitor its financial condition, liquidity, operations, suppliers, industry and workforce. As Surf Air does not currently, and does not intend in the foreseeable future to, enter into any transactions to hedge fuel costs, or otherwise fix labor costs, Surf Air will continue to be fully exposed to fluctuations in prices of material operating costs.

Key Operating Measures of Surf Air

In addition to the data presented in our consolidated financial statements, we use the following key operating measures commonly used throughout the air transport industry to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. The following table summarizes key operating measures for each period presented below, which are unaudited.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Increase/ (Decrease)%		2023	2022	Increase/ (Decrease)%
Scheduled Flight Hours(1)	926	532	394	74%	1,648	1,394	254	18%
On-Demand Flights(2)	533	403	130	32%	987	796	191	24%
Scheduled Passengers(3)	2,238	1,583	655	41%	3,869	3,955	(86)	(2)%
Headcount(4)	88	79	9	11%	88	79	9	11%
Scheduled Departures(5)	720	414	306	74%	1,274	1,061	213	20%

(1)
Scheduled Flight Hours represent actual flight time from takeoff through landing that were flown in the period and excludes departures for maintenance or repositioning events. This metric only measures flight hours for flights that generated scheduled revenue and does not include flight hours for flights that generated on-demand revenue.
(2)
On-Demand Flights represent the number of flights that generate on-demand revenue taken by customers on Surf Air aircraft or third-party operated aircraft during the period.
(3)
Scheduled Passengers represent the number of passengers flown during the period for scheduled service.
(4)
Headcount represents all full-time and part-time employees at the end of the period.
(5)
Scheduled Departures represent the number of takeoffs in the period, agnostic of operator of Surf Air’s services and excludes departures for maintenance or repositioning events. This metric only measures takeoffs that generated scheduled revenue and does not include takeoffs that generated on-demand revenue.

Components of Surf Air’s Results of Operations

The key components of our results of operations include:

Revenue

Surf Air’s revenue is comprised of on-demand trips and scheduled flight services.

On-Demand Revenue

On-demand service allows customers to book an individual flight on routes specified by the customer. Customers can purchase single flights or prepaid, dollar based, credits. Single flights are paid for at booking. Flight credits are paid upon purchase and applied at booking.

The Company utilizes FAA certified independent third-party air carriers in the performance of its charter flights on Surf Air aircraft or on aircraft operated by those air carriers. The Company evaluates whether it is a principal or an agent in contracts involving more than one party by assessing whether it controls the flight services before they are transferred to its customers.

The Company acts as the principal when it controls the services by directing third-party air carriers and operators to provide services to customers on its behalf. The Company controls the services when it is primarily responsible for fulfillment of the flight services obligation to the customer and has pricing discretion. In these arrangements, revenue recognized is the gross amount of the contract consideration paid by customers. When the Company is not primarily responsible for the fulfillment of the flight services, it acts as an agent and therefore recognized revenue is net of amounts paid to third-party air carriers and operators that provide the services. The majority of the On-Demand revenue was recognized on a gross basis. Customers purchase prepaid credits for on-demand services, and the revenue derived from these prepaid credits is recognized when the trip is flown.

Scheduled Revenue

Scheduled revenue is derived from membership subscriptions, principally relating to two main categories of membership subscriptions: AYCF and PAYF.

AYCF membership subscriptions allow members to book unlimited flights over the contract service term (monthly or annually). The membership fee includes the subscription and single seat fees. AYCF membership fees are billed monthly in advance, and revenue is recognized on a month-to-month basis over the service term.

PAYF membership subscriptions allow members to purchase single use vouchers for travel on Surf Air’s scheduled routes. Vouchers sold in a package generally expire twelve months after the purchase date. Vouchers are nonrefundable, not exchangeable for cash, and may not be used for other services. Revenue is recognized for the membership fee and the purchase of vouchers, based on the pattern of voucher usage, or at expiration, whichever comes first.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue consists of expenditures directly related to delivering services and related facility costs. Service delivery costs are primarily comprised of fees paid to the independent third-party air carriers operating both scheduled flight services and on-demand services when Surf Air is acting as the principal in the arrangement. Additionally, cost of revenue includes all personnel costs for member services and ground concierge staff. Facility costs represent leases and operating costs for stations throughout the scheduled service network. Cost of revenues excludes depreciation and amortization. We anticipate that these costs will fluctuate in absolute dollars over time and as a percentage of revenue due to the anticipated growth of our business.

Technology and Development

Technology and development expense consists of personnel and other costs related to technology development and management efforts, including costs for third-party development resources. Technology and development efforts are focused on enhancing the ease of use and functionality of existing software platforms, as well as the development of new products and services. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software development that qualifies for capitalization. Technology and development expense excludes amortization of capitalized costs. We anticipate that these costs will fluctuate in absolute dollars over time due to the anticipated investment in software platforms.

Sales and Marketing

Sales and marketing expense consists primarily of personnel and other costs to support sales and marketing efforts. Personnel costs includes commissions, salaries, and related benefits. Additionally, sales and marketing expense includes expenses associated with promotions of services, advertising, and brand initiatives. We anticipate that these costs will fluctuate in absolute dollars over time and as a percentage of revenue due to the anticipated growth of our business.

General and Administrative

General and administrative expense consists of personnel related costs for all business administrative functions. Additionally, stock-based compensation costs are included in this category for all personnel. Furthermore, professional fees, headquarter rents, and other corporate related expenses are reflected in this category. We expect our general and administrative expenses to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business, and additional costs associated with becoming a public company.

Depreciation and Amortization

Depreciation expense consists primarily of depreciation of furniture, fixtures, and leasehold improvements. Amortization expense consists of amortization of capitalized software development costs and trademarks.

Other Income/(Expense)

Other income/(expense) primarily consists of interest expense, changes in fair value of financial instruments, gain on extinguishment of debt and other non-operating costs. We expect these expenses to fluctuate in absolute dollars over time with the market or changes in timing and nature of debt costs. Convertible notes, SAFEs, and warrants will be converted at listing and no longer require fair value measurement. The estimated fair values of these financial liabilities were determined utilizing the Probability-Weighted, Expected Return Method and is considered a Level 3 fair value measurement.

Results of Operations

Results of Surf Air’s Operations for the Three Months ended June 30, 2023 and 2022

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	Inc/(Dec)%
Revenue	$6,195	$4,478	$1,717	38%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	7,049	5,948	1,101	19%
Technology and development	816	716	100	14%
Sales and marketing	1,927	1,132	795	70%
General and administrative	9,296	9,479	(183)	(2)%
Depreciation and amortization	261	258	3	1%
Total operating expenses	19,349	17,533	1,816	10%
Operating loss	(13,154)	(13,055)	(99)	(1)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(30,404)	(9,378)	(21,026)	(224)%
Interest expense	(525)	(165)	(360)	(218)%
Gain (loss) on extinguishment of debt	(389)	3,959	(4,348)	(110)%
Other expense	(48)	(114)	66	58%
Total other income (expense), net	(31,366)	(5,698)	(25,668)	(450)%
Loss before income taxes	(44,520)	(18,753)	(25,767)	(137)%
Income tax expense (benefit)	—	—	—	0%
Net loss	$(44,520)	$(18,753)	$(25,767)	(137)%

Revenue

Revenue increased by $1.7 million, 38%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	Inc/(Dec)%
On-Demand	$5,147	$3,270	$1,877	57%
Scheduled	1,048	1,208	(160)	-13%
Total revenue	$6,195	$4,478	$1,717	38%

On-demand revenue increased by $1.9 million, or 57%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Surf Air conducted 533 on-demand charter flights during the second quarter of 2023 compared to 403 on-demand charter flights during the second quarter of 2022.

The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product and service strategy growth. In addition, price per trip increased during the second quarter of 2023 compared to the second quarter of 2022, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2023.

Scheduled revenue decreased by $0.2 million, or 13%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decline in our membership subscription base.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $1.1 million, or 19%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to the number of charter flights increasing from 533 for the three months ended June 30, 2023 compared to 403 in the three months ended June 30, 2022. This increase was partially offset by lower third party carrier costs as a result of prepayment programs with preferred carriers during the three months ended June 30, 2023.

Technology and Development

Technology and development expenses increased by $0.1 million, or 14%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was due to research and development costs to develop hybrid-electric technology. Surf Air expects continued increases in expenses in order to support the development of its hybrid-electric and electric powertrain technologies. With the completion of the Company's direct listing, Surf Air expects development expenses to significantly increase contingent upon the successful consummation of contemplated financings through the SPA with GEM.

Sales and Marketing

Sales and marketing expenses increased by $0.8 million, or 70%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in sales and marketing was primarily due to increased marketing expenses of $0.4 million related to building brand awareness for the Company’s public listing, and a concerted effort to grow the on-demand product offering, requiring increased salesforce and related commissions of $0.4 million.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 2%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in general and administrative expenses was driven by a decrease in stock-based compensation expense of $3.6 million. This decrease was partially offset by an increase in legal expenses of $2.7 million, and an increase in professional service expenses of $0.7 million.

After June 30, 2023, and prior to the Company's direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive equity awards had been satisfied, in connection with the Company's direct listing. This will result in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the third quarter of 2023.

Depreciation and Amortization

Depreciation and amortization expenses were flat period over period, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Other Income/(Expense)

Other expense, net increased from $5.7 million for the three months ended June 30, 2022 to other expense, net of $31.4 million for the three months ended June 30, 2023. This was a result of increases in fair value of financial debt instruments of $21.0 million, mainly driven by an increase in the fair market value of SAFE notes issued by Surf Air of $17.9 million, an increase in the fair market value of derivative liabilities of $7.8 million, and a decrease in the fair market value of certain convertible notes of $4.7 million. In addition, we incurred a loss of $0.4 million from the conversion of term and promissory notes during the three months ended June 30, 2023 compared to a gain of $4.0 million during the three months ended June 30, 2022.

Net Loss

The increase in net loss from the three months ended June 30, 2022 compared to the three months ended June 30, 2023, is primarily attributable to an increase in fair value of financial instruments of $21.0 million, an increase in other expenses due to loss from term and promissory note conversions of $4.3 million, an increase in sales and marketing expense of $0.8 million, an increase in cost of revenue of $1.1 million, and an increase in interest expense of $0.4 million. These items were offset by an increase of $1.7 million in revenue, and a decrease in general and administrative expenses of $0.2 million.

Non-GAAP Financial Measures

Surf Air uses Adjusted EBITDA to identify and target operational results which is beneficial to management and investors in evaluating operational effectiveness. Adjusted EBITDA is a supplemental measure of Surf Air’s performance that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of Surf Air’s financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP. Surf Air’s calculation of this non-GAAP financial measure may differ from similarly titled non-GAAP measures, if any, reported by other companies. This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

Surf Air presents Adjusted EBITDA because it considers this measure to be an important supplemental measure of its performance and believes it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in its industry. Management believes that investors’ understanding of Surf Air’s performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing its ongoing results of operations.

Surf Air calculates Adjusted EBITDA as net income (loss) adjusted for depreciation and amortization, interest expense, income tax expense, stock-based compensation, changes in fair value of financial instruments, and transaction costs.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated.

	Three Months Ended June 30,
(in thousands)	2023	2022
Net Loss	$(44,520)	$(18,753)
Addback:
Depreciation and amortization	261	258
Interest Expense	525	165
Income tax expense (benefit)	—	—
Share-based compensation expense(1)	1,652	5,262
Changes in fair value of financial instruments(2)	30,404	9,378
Transaction costs(3)	3,868	591
Adjusted EBITDA	$(7,810)	$(3,099)

(1)
Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards.

(2)
Represents fluctuations in the fair value of financial instruments carried at fair value. The fair values of the convertible notes, preferred stock warrant liabilities, and derivative liabilities were based on the values of the notes, warrants, and derivatives upon conversion due to the weighted probability associated with certain events.
(3)
Represents costs related to a public company transaction, including accounting, legal, and listing costs.

Results of Operations

Results of Surf Air’s Operations for the Six Months ended June 30, 2023 and 2022

The following table sets forth our consolidated statements of operations data for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2023	2022	Inc/(Dec)%
Revenue	$11,702	$9,296	$2,406	26%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	13,699	11,268	2,431	22%
Technology and development	1,629	1,458	171	12%
Sales and marketing	3,321	2,263	1,058	47%
General and administrative	17,736	18,077	(341)	(2)%
Depreciation and amortization	519	515	4	1%
Total operating expenses	36,904	33,581	3,323	10%
Operating loss	(25,202)	(24,285)	(917)	(4)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(38,500)	(10,304)	(28,196)	(274)%
Interest expense	(697)	(524)	(173)	(33)%
Gain (loss) on extinguishment of debt	(389)	5,951	(6,340)	(107)%
Other expense	(305)	(238)	(67)	(28)%
Total other income (expense), net	(39,891)	(5,115)	(34,776)	(680)%
Loss before income taxes	(65,093)	(29,400)	(35,693)	(121)%
Income tax expense (benefit)	—	—	—	0%
Net loss	$(65,093)	$(29,400)	$(35,693)	(121)%

Revenue

Revenue increased by $2.4 million, 26%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2023	2022	Inc/(Dec)%
On-Demand	$9,822	$6,827	$2,995	44%
Scheduled	1,880	2,469	(589)	-24%
Total revenue	$11,702	$9,296	$2,406	26%

On-demand revenue increased by $3.0 million, or 44%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Surf Air conducted 987 on-demand charter flights during the first six months of 2023 compared to 796 on-demand charter flights during the first six months of 2022.

The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand products and other service offerings. In addition, price per trip increased during the first six months of 2023 compared to the first six months of 2022, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2023.

Scheduled revenue decreased by $0.6 million, or 24%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily attributable to a decline in our membership subscription base.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $2.4 million, or 22%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to the number of charter flights increasing to 987 in the three months ended June 30, 2023 from 796 for the three months ended June 30, 2023.

Technology and Development

Technology and development expenses increased by $0.2 million, or 12%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was due to research and development costs to develop hybrid-electric technology. Surf Air expects continued increases in expenses in order to support the development of its hybrid-electric and electric powertrain technologies. With the completion of listing, Surf Air expects development expenses to significantly increase contingent upon the successful consummation of contemplated financings through the SPA with GEM.

Sales and Marketing

Sales and marketing expenses increased by $1.1 million, or 47%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in sales and marketing was primarily due to a concerted effort to grow the on-demand product offering, requiring increased salesforce and related commissions of $0.7 million. Additionally, increased marketing and filming expenses related to building brand awareness for the Company’s public listing of $0.4 million in the first six months of 2023 contributed to the increase.

General and Administrative

General and administrative expenses were flat period over period, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. A decrease in stock-based compensation expense of $7.2 million was offset by increases in professional service fees, including audit and legal expenses related to the Company’s public listing, of $6.0 million. In addition, travel expenses and property and other taxes increased by $0.2 million and $0.5 million, respectively. Lastly, there was an increase in dues and subscriptions related to the Company’s public listing of $0.2 million period over period.

After June 30, 2023, and prior to the Company's direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive equity awards had been satisfied, in connection with the Company's direct listing. This will result in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the third quarter of 2023.

Depreciation and Amortization

Depreciation and amortization expenses were flat period over period, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Other Income/(Expense)

Other expense, net increased from $5.1 million for the six months ended June 30, 2022 to other expense, net of $39.9 million for the six months ended June 30, 2023. This was the result of increases in fair value of SAFE Notes of $23.5 million, derivative liabilities of $8.5 million, and conversion of certain convertible notes to preferred shares of $0.8 million. In addition, we incurred a loss of $0.4 million from the conversion of term and promissory notes during the six months ended June 30, 2023 compared to a gain of $6.0 million during the six months ended June 30, 2022. These were offset by a change in fair market value of certain convertible notes causing an unrealized gain of $3.0 million.

Net Loss

The increase in net loss from the six months ended June 30, 2022 compared to the six months ended June 30, 2023, is primarily attributable to an increase in fair value of financial instruments expense of $28.2 million, a decrease in gain on extinguishment of debt of $6.3 million, an increase in sales and marketing of $1.1 million, and an increase in cost of revenue of $2.4 million. These items were offset by an increase of $2.4 million in revenue.

Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated.

	Six Months Ended June 30,
(in thousands)	2023	2022
Net Loss	$(65,093)	$(29,400)
Addback:
Depreciation and amortization	519	515
Interest Expense	697	524
Income tax expense (benefit)	—	—
Share-based compensation expense (1)	2,798	9,991
Changes in fair value of financial instruments (2)	38,500	10,304
Transaction costs (3)	5,205	958
Adjusted EBITDA	$(17,374)	$(7,107)

(1)
Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards.
(2)
Represents fluctuations in the fair value of financial instruments carried at fair value. The fair values of the convertible notes, preferred stock warrant liabilities, and derivative liabilities were based on the values of the notes, warrants, and derivatives upon conversion due to the weighted probability associated with certain events.
(3)
Represents costs related to a public company transaction, including accounting, legal, and listing costs.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(20,622)	$(15,452)
Investing activities	(300)	(6)
Financing activities	23,186	20,632
Net change in cash and cash equivalents and restricted cash	2,264	5,174

Cash Flow from Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $20.6 million, driven by a net loss of $65.1 million, partially offset by $2.8 million in non-cash stock based compensation expenses, $38.5 million in non-cash changes in fair value of financial instruments, $1.0 million in accounts payable and accrued expenses, deferred revenue of $1.0 million, depreciation and amortization of $0.5 million, $0.4 million increase in loss on extinguishment of debt, and $0.3 million in accounts receivable and other current assets.

For the six months ended June 30, 2022, net cash used in operating activities was $15.5 million, primarily driven by a net loss of $29.4 million, and a gain on extinguishment of debt of $6.0 million. This was partially offset by $9.9 million in non-cash stock based compensation expenses, and $10.3 million in changes in fair value of financial instruments.

Net cash used in operating activities increased period over period by $5.2 million, driven by a $35.7 million increase in net loss, and a decrease in non-cash stock-based compensation expense of $7.2 million. These were partially offset by an increase of $28.2 million in non-cash changes in fair value of financial instruments, an increase in loss on extinguishment of debt of $6.3 million, an increase in accounts payable and accrued expenses of $2.1 million, an increase in accounts receivable and other current assets of $0.8 million, and an increase in deferred revenue of $0.3 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2023 and the six months ended June 30, 2022, net cash used in investing activities was driven by $0.3 million and $0 million, respectively, of property and equipment costs and software development costs.

Cash Flow from Financing Activities

For the six months ended June 30, 2023, net cash provided financing activities was $23.2 million, primarily from proceeds from borrowings due to related parties of $16.5 million, proceeds from borrowings of SAFE notes of $3.7 million, and issuance of convertible preferred shares of $3.0 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $20.6 million, primarily from proceeds from borrowings of SAFE and convertible notes of $18.1 million, proceeds from borrowings due to related parties of $2.3 million, and from proceeds from the issuance of preferred shares of $0.3 million.

Net cash provided by financing activities increased period over period by $2.6 million, primarily driven by an increase in proceeds from borrowings due to related parties of $14.2 million, and an increase in convertible preferred shares of $2.8 million. These increases were partially offset by a reduction in proceeds from borrowings of SAFE and convertible notes of $14.4 million.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. The Company is currently in default of certain excise and property taxes. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of approximately $6.6 million is included in accrued expenses on the balance sheet as of June 30, 2023. In May 2023, the Company made a payment to the IRS totaling $0.2 million. The Company intends to negotiate with the IRS to reduce the amount owed and/or apply for a revised installment plan for any amounts left remaining. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $2.1 million as of June 30, 2023. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of its 2022 property tax return. As of June 30, 2023, the amount of property tax, interest and penalties was approximately $0.2 million. The Company is in the process of remediating the late filing and payment of the proper tax due. The Company also owed the city of Hawthorne, California for past due business license fees from 2018 through 2022 in the total of approximately $0.2 million as of December 31, 2022, which, as of June 30, 2023, had been paid. Also, in connection with certain past due rental and maintenance payments under its aircraft leases totaling in aggregate approximately $6.0 million, Surf Air has entered into a payment plan pursuant to which all repayments of the past due amounts are deferred until such time as SAM receives at least $30 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1 million of such past due payments with an additional $1 million payment due when SAM receives at least $40 million in aggregate funds, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50 million in capital contributions. Such repayment will be triggered by the PFG Convertible Note Purchase Agreement, the GEM Purchase and/or utilization of the first $25 million of drawdowns under the SPA with GEM when it becomes available. Subsequent to June 30, 2023, the Company received $8 million under the PFG Convertible Note Purchase Agreement and $25 million from the GEM Purchase.

Surf Air has previously defaulted on various debt and other obligations. During 2017, the Company entered into a loan and security agreement with a commercial lender (the “Lender”), which was subsequently amended and restated in 2018 (the “2017 Term Note”). In connection with these amendments, the Company issued the Lender warrants for a total of up to 4,291,884 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and expiration dates in 2027 and 2028. In September 2018 in connection with the payment of interest on behalf of the Company, the Company issued a warrant to LamVen for a total of up to 4,447,605 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and an expiration date of September 15, 2028. On January 31, 2019, the Company defaulted on its obligation to pay the principal and accrued interest due on the 2017 Term Notes. On April 7, 2020, Surf Air entered into a Forbearance Agreement with the Lender, under which the Lender agreed not to exercise any remedies that it had against the Company for any event of default in 2020. On May 1, 2020, the Company further defaulted on the payment of principal and interest required under the Forbearance Agreement and on May 31, 2021, the Company entered into an amendment to the 2017 Term Note under which (1) the Lender agreed to not exercise any remedies that it had against the Company for any event of default in 2020; (2) the maturity date of the 2017 Term Note was extended to December 31, 2021 (the “New Maturity Date”), and (3) interest accrued on the unpaid principal amount of the 2017 Term Note at 12.0%. Subsequent to the New Maturity Date, the outstanding balance of the 2017 Term Note was due on demand. In connection with the 2021 amendment, the Company issued to the Lender a warrant to purchase up to 16,168,295 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and expiration date of June 9, 2031. On May 17, 2022, the 2017 Term Note was converted, via a payoff letter, into a SAFE note, allowing for the purchase of a total of $15.2 million of the Company’s ordinary shares following a qualifying exchange event, defined as any qualified financing, IPO, direct listing, reverse merger, or change in control. The payoff letter provides that certain security interests in the Company shall immediately terminate upon the occurrence of an exchange event and the Lender will promptly thereafter file the appropriate termination statements with respect to such security interests. The payoff letter provided the Lender, in the event that a qualifying exchange event does not occur by December 31, 2022, an option to reinstate the indebtedness under the 2017 Term that was intended to be repaid by the SAFE note. On May 24, 2023, the payoff letter was amended to extend the option to exchange to July 31, 2023. As a result of the Company’s direct listing, all amounts due under this SAFE note were settled, on contractual terms, via common shares of SAM.

Additionally, in April 2018, the Company entered into a SAFE-T note for $500,000 with a financial institution which the Company defaulted on in July 2019. As of December 31, 2022, the Company remained in default on this SAFE-T note. This instrument was subordinate to the Lender, and therefore had no recourse prior to payment of the 2017 Term Note. In addition, in May 2020, the Company entered into a 6.25% convertible note with a vendor for approximately $541,000, which was subsequently amended in September 2020 and March 2021 to increase the amount of the note to approximately $633,000. In October 2022, the Company amended the note to re-instate the $5,000 monthly payment under the terms of the note. In April 2023, the Company amended the note to extend the maturity to November 1, 2023. As of June 30, 2023, the Company was in default of these payments.

As of May 31, 2023, the Company was also in default in the aggregate amount of approximately $0.1 million on payments under a payment plan entered into in relation to unpaid invoices, as well as certain amounts owed under judgements related to legal proceedings and claims arising in the ordinary course of its business. During June 2023, the Company made $0.1 million in payments to cure these defaults.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, increase its membership base, increase passenger loads, and continue to expand into regions profitably throughout the United States.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to maintain revenues and generate profit from operations. The Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities and preferred and common share financing arrangements. A significant amount of funding to date has been provided by entities affiliated with an officer and co-founder of the Company. The Company is evaluating strategies to obtain the additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including our key strategic plans to equip regional airline operations with hybrid electric aircraft and reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to, the ability to raise additional capital (or financing) to fund operating losses, refinance its current outstanding debt, sustain ongoing operations, the ability to attract and maintain members, the ability to integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and the ability to measure and manage risks inherent to the Company’s business model.

In addition to the risks and uncertainties associated with the Company’s emerging business model, there continues to be a worldwide impact from the COVID-19 pandemic. The impact of COVID-19 has resulted in changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, which created significant volatility in the global economy and has led to reduced economic activity particularly in the air travel industry. Due to enhanced virtual meeting and teleconferencing technology that has been adopted throughout the COVID-19 pandemic, more people are meeting over virtual meeting platforms than in person, which reduces the need for transportation. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility contributing to Surf Air defaulting on certain debt arrangements and amending the terms and conditions of certain debt arrangements, in order to meet liquidity needs.

Surf Air’s capital expenditures in 2022 and the first six months of 2023 were limited to immaterial purchases and internally developed software. Upon Surf Air’s ability to utilize the GEM Advances or obtain alternative funding, Surf Air intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. Surf Air has placed an order with TAI, which triggers at listing, for 100 Caravan aircraft with an option for an additional 50 Caravan aircraft, with expected delivery taken over the next five years. Surf Air intends to finance these aircraft through Jetstream Aviation

Capital, with which Surf Air currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within Surf Air Mobility’s Registration Statement. Surf Air has engaged AeroTEC to develop a hybrid-electric STC for the Cessna Caravan in partnership with magniX and TAI. A portion of these costs are expected to be capitalized and funded through the GEM Advances.

Critical Accounting Policies and Estimates

The consolidated financial statements of Surf Air are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reported period.

Our management believes that the accounting estimates listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties.

Share-Based Compensation

Surf Air accounts for the issuance of ordinary share options, restricted share units (“RSUs”), restricted share purchase agreements (“RSPAs”) and restricted share grant agreements (“RSGAs”) in its consolidated financial statements based on the grant date fair value of the awards. Issuances of RSPAs with promissory notes are accounted for as share options and are measured based on the grant date fair value of the option. Surf Air estimates the fair value of the share options using the Black-Scholes option pricing model. The grant date fair value of share-based awards with service-only conditions is recognized as expense on a straight-line basis in the consolidated statement of operations over the requisite service period, which is generally the vesting period ranging from 12 to 48 months. Forfeitures are recorded as they occur. For awards with performance conditions, Surf Air records compensation expense on a graded-vesting basis when it is deemed probable that the performance condition will be met. For awards with market conditions, the effect of the market conditions is reflected in the fair value measurement and expense, recognized on a graded-vesting basis, and is not reversed to the extent that the market condition is not achieved. Additionally, awards granted to non-employees are accounted for using their grant date fair value and are accounted for in the same manner as awards granted to employees.

Determining the fair value of share-based awards requires judgment. Surf Air’s use of the Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of Surf Air’s ordinary shares underlying the option award, the expected term of the option, the expected volatility of Surf Air’s ordinary shares, risk-free interest rates and the expected dividend yield of Surf Air’s ordinary shares. The assumptions used in Surf Air’s option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used Surf Air’s share-based compensation expense could be materially different in the future. Surf Air estimates volatility using the historical volatility of common shares of similar entities. The expected term of options granted represents the period for which the options are expected to be outstanding and is estimated based on an average between the contractual and vesting terms of the awards. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant. Surf Air has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero. Surf Air’s assumptions may change for future grants.

Because there is no public market for Surf Air’s ordinary shares, Surf Air’s board of directors has determined the fair value of the ordinary shares by considering a number of objective and subjective factors including the results of third-party valuations, Surf Air’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in Surf Air, the likelihood of achieving a liquidity event and transactions involving Surf Air’s preferred or common shares, among other factors. The effect of these inherent uncertainties make share-based compensation arrangements more difficult, subjective and complex to estimate.

Fair Value Measurements

Surf Air’s financial results reflect a significant number of debt and equity transactions that must be fair valued. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The assumptions used in Surf Air’s valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, Surf Air’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statement of Operations.

Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2

Inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3	Inputs are unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Assets and liabilities are classified in the hierarchy based on the lowest level of input that is significant to the fair value measurement. Surf Air’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Surf Air measures the fair value of certain long-lived assets including finite-lived intangible assets on a nonrecurring basis, when such assets are required to be written down to fair value if impaired. Such fair values are classified within Level 3 of the fair value hierarchy, as the valuations contain significant unobservable inputs, including assumptions of the present value of future cash flows, the use of these assets, as well as estimated disposition value.

Surf Air’s convertible securities and Simple Agreements for Future Equity (“SAFE”) notes are carried at fair value. SAFE notes are financial instruments whereby an investor provides an investment into Surf Air, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities. Additionally, Surf Air elected the fair value option for certain convertible notes and SAFE notes, which requires them to be remeasured to fair value each period. If factors change and different assumptions are used, Surf Air’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

Income Taxes

The determination of tax strategies and positions, along with accounting for related income taxes requires interpretation of various federal and state tax policies and assessment of the likelihood of various outcomes. Management believes that accounting for income taxes requires difficult, subjective and complex judgments and defenses. Income taxes are accounted for under the asset and liability method in accordance with U.S. GAAP. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Deferred tax assets and liabilities are calculated at the beginning and end of the period. The change in the sum of the deferred tax asset, valuation allowance and deferred tax liability during the period generally is recognized as a deferred tax expense or benefit. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Surf Air determines whether a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The amount recognized is subject to estimation and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Surf Air recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax expense in the accompanying Consolidated Statement of Operations.

JOBS Act

Surf Air currently qualifies as an “emerging growth company” under the JOBS Act. Accordingly, Surf Air has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Surf Air’s utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange. Refer to the information included in in the section entitled “Risk Factors” in the Company’s Registration Statement as well as in “Item 1A Risk Factors” in this Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to presence of the following material weaknesses in internal control over financial reporting and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively:

•
The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient complement of resources resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of the Company’s financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions;
•
The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting;
•
The Company did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, the Company did not design and maintain effective controls to timely identify and account for capitalizable costs, revenue, share based compensation, and debt and equity financing transactions;
•
The Company did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, the Company did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties;
•
The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of their financial statements. Specifically, the Company did not design and maintain: (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (iii) computer operations controls to ensure that data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plans to Address Material Weaknesses

To date, we have developed a plan to address the controls and procedures deficiencies identified above. This remediation plan consists primarily of (i) adding key personnel, (ii) improving our internal controls around financial systems and processes, (iii) engaging a third party to assist in identifying risks of material misstatement and designing and implementing controls to address the identified risks of material misstatement. and (iv) designing and operating user access and change management controls. We intend to take additional steps to remediate the deficiencies identified above and further evolve our internal controls and processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Since the filing of the Company’s Registration Statement, there have been no material changes to the Company's Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1*

Form of Amended and Restated Certificate of Incorporation of SAM. (incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

3.2*

Form of Amended and Restated Bylaws of SAM. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

4.1*	Form of Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.1*

Second Amended and Restated Share Purchase Agreement, dated as of February 8, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.2*

Amendment No. 1 to the Second Amended and Restated Share Purchase Agreement, dated as of June 15, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.3*

Registration Rights Agreement, dated as of August 26, 2020, between Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.4*

Share Purchase Agreement, dated as of June 15, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.5*	Form of SAFE Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.6*

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.7*+++

Collaboration & Engineering Services Agreement, dated as of September 15, 2022, by and between Textron Aviation Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.8*+++

Amended Collaboration & Engineering Services Agreement, dated as of May 24, 2023, by and between Textron Aviation Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.9*+++

Amended and Restated Sales and Marketing Agreement, dated as of September 27, 2022, by and between Textron Aviation Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.10*+++

First Amendment to Amended and Restated Sales and Marketing Agreement, dated as of May 24, 2023, by and between Textron Aviation Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.11*+++

Data License Agreement, dated as of September 15, 2022, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.12*+++

Amendment to Data License Agreement, dated as of May 24, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.13*++

Pilot Pathway Agreement, dated as of July 17, 2019, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.14*

Amendment No. 1 to Pilot Pathway Agreement, dated as of October 1, 2020, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.15*

Amendment No. 2 to Pilot Pathway Agreement, dated as of March 1, 2022, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.16*++

Amendment No. 3 to Pilot Pathway Agreement, dated as of March 6, 2023, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.17*+++

Master Agreement, dated as of October 10, 2022, by and between Jetstream Aviation Capital, LLC and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.18*++

Business Combination Agreement, dated as of May 17, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.19*

Amendment No. 1 to Business Combination Agreement, dated as of September 1, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.20*

Mutual Termination and Release Agreement, dated as of November 14, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.21*#

Employment Agreement, dated as of May 16, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and R. Stanley Little (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.22*#

Amendment to Employee Agreement, dated as of October 23, 2022, by and between Surf Air Mobility Inc. and R. Stanley Little (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.23*#

Employment Agreement, dated as of December 19, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and Deanna White (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.24*#

Employment Agreement, dated as of August 20, 2021, by and among Surf Air Mobility Inc., Surf Air Global Limited and Sudhin Shahani (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.25*#

Amendment to Employment Agreement, dated as of January 20, 2023, by and between Surf Air Mobility Inc. and Sudhin Shahani (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.26*#	2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.27*#	2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.28*#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.29*

Convertible Note Purchase Agreement, dated as of June 15, 2023, between Surf Air Mobility, Inc. and Partners for Growth V, L.P (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.30*	Second Amendment to Data License Agreement, dated as of June 30, 2023, among Textron Aviation Inc., Textron

Innovations Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.31*#	Southern Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.32*

Amendment No. 2 to the Second Amended and Restated Share Purchase Agreement, dated as of July 21, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.33*

Amendment No. 1 to the Share Purchase Agreement, dated as of July 21, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.34*

Amendment No. 3 to the Second Amended and Restated Share Purchase Agreement, dated as of July 24, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.35*

Amendment No. 2 to the Share Purchase Agreement, dated as of July 24, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1§	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Previously filed.

+ Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

++ Schedules to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

+++ Specific provisions or terms to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(10)(iv) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

# Indicates management contract or compensatory plan or arrangement.

§ This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surf Air Mobility, Inc. (Registrant)

Date: August 29, 2023	/s/ Stan Little
Stan Little Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2023	/s/ Deanna White
Deanna White Chief Financial Officer (Principal Financial and Accounting Officer)