Form 10-Q
period 2023-09-30
SURF AIR MOBILITY INC.
filed 2023-11-14
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-41759

Surf Air Mobility Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	4522	36-5025592
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

12111 S. Crenshaw Blvd.

Hawthorne, CA 90250

(424) 332-5480

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SRFM	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2023, 73,626,963 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services and the dependence on third-party partnerships in the development of hybrid-electric and fully-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations and liquidity will depend on operating performance, cash flow and ability to secure adequate financing;
•
the Company’s limited operating history and that the Company has not yet manufactured any hybrid-electric or fully-electric aircraft;
•
the powertrain technology the Company plans to develop does not yet exist;
•
the inability to maintain and strengthen Surf Air’s brand and its reputation as a regional airline;
•
any accidents or incidents involving hybrid-electric or fully-electric aircraft;
•
the inability to accurately forecast demand for products and manage product inventory in an effective and efficient manner;
•
the dependence on third-party partners and suppliers for the components and collaboration in the Company’s development of hybrid-electric and fully-electric powertrains, and any interruptions, disagreements or delays with those partners and suppliers;
•
the inability to execute business objectives and growth strategies successfully or sustain the Company’s growth;
•
the integration of business acquisitions may involve risks that could adversely affect the Company’s business, divert the attention of management, and dilute shareholder value.
•
the Company will incur increased costs as a result of operating as a public company, and management will be required to devote substantial time to comply with the Company’s public company responsibilities and corporate governance practices.
•
the inability of customers to pay for the Company’s services;
•
the Company’s inability to obtain additional financing or access the capital markets to fund its ongoing operations on acceptable terms and conditions;
•
the outcome of any legal proceedings that might be instituted against Surf Air, Southern or the Company;
•
changes in applicable laws or regulations, and the impact of the regulatory environment and complexities with compliance related to such environment.

All forward-looking statements included herein attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$5,916	$6
Accounts receivable, net	3,916	161
Prepaid expenses and other current assets	18,202	7,755
Total current assets	28,034	7,922
Restricted cash	909	906
Property and equipment, net	49,223	624
Intangible assets, net and other assets	34,568	3,102
Operating lease right-of-use assets	13,161	1,143
Finance lease right-of-use assets	1,415	—
Goodwill	58,164	—
Total assets	$185,474	$13,697
Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$19,998	$12,891
Accrued expenses and other current liabilities	46,379	14,740
Deferred revenue	16,365	7,820
Current maturities of long-term debt	2,942	—
Operating lease liabilities, current	4,306	903
Finance lease liabilities, current	228	—
SAFE notes at fair value, current	27	149
Convertible notes at fair value, current	—	15,948
Due to related parties, current	14,237	4,947
Total current liabilities	$104,482	$57,398
Long-term debt, net of current maturities	$23,566	$—
Convertible notes at fair value, long term	7,544	13,148
Operating lease liabilities, long term	6,286	246
Finance lease liabilities, long term	1,207	—
SAFE notes at fair value, long term	—	24,565
Due to related parties, long term	1,708	—
Other long-term liabilities	12,383	9,762
Total liabilities	$157,176	$105,119
Commitments and contingencies (Note 14):
Redeemable convertible preferred shares $0.001 par value; 0 and 263,459,277 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of September 30, 2023 and 229,144,283 shares issued and outstanding as of December 31, 2022, respectively; and aggregate liquidation preference of $0 as of September 30, 2023 and $178,608 as of December 31, 2022, respectively	$—	$130,667
Shareholders’ equity (deficit):
Class B-6s convertible preferred shares, $0.001 par value; 0 authorized shares as of September 30, 2023 and 98,799,158 authorized shares as of December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and 71,478,742 shares issued and outstanding as of December 31, 2022, respectively	$—	$3,414
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common shares, $0.0001 par value; 800,000,000 and 35,803,199 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 73,486,976 shares issued and outstanding as of September 30, 2023 and 12,487,438 shares issued and outstanding as of December 31, 2022, respectively	7	1
Additional paid-in capital	519,832	126,335
Accumulated deficit	(491,541)	(351,839)
Total shareholders’ equity/(deficit)	$28,298	$(222,089)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity/(deficit)	$185,474	$13,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$21,967	$5,082	$33,669	$14,378
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	20,610	6,216	34,309	17,484
Technology and development	2,877	730	4,506	2,188
Sales and marketing	4,529	1,382	7,850	3,645
General and administrative	55,618	7,605	73,354	25,682
Depreciation and amortization	1,356	256	1,875	771
Total operating expenses	84,990	16,189	121,894	49,770
Operating loss	$(63,023)	$(11,107)	$(88,225)	$(35,392)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(10,926)	$(9,748)	$(49,426)	$(20,052)
Interest expense	(935)	(4)	(1,632)	(528)
Gain (loss) on extinguishment of debt	63	—	(326)	5,951
Other expense	(3,359)	(281)	(3,664)	(519)
Total other income (expense), net	$(15,157)	$(10,033)	$(55,048)	$(15,148)
Loss before income taxes	(78,180)	(21,140)	(143,273)	(50,540)
Income tax benefit	(3,571)	—	(3,571)	—
Net loss	$(74,609)	$(21,140)	$(139,702)	$(50,540)
Net loss per share applicable to ordinary shareholders, basic and diluted	$(1.36)	$(1.51)	$(5.03)	$(3.85)
Weighted-average number of common shares used in net loss per share applicable to ordinary shareholders, basic and diluted	54,695,009	13,998,411	27,775,172	13,133,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/(Deficit)

Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except share data)

(Unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2023	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$126,335	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of outstanding payables to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	4,707,562	—	128	—	128
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	160,005	—	191	—	191
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	10,916,197	1	137,462	—	137,463
Conversion of class B-6s convertible preferred shares to common shares			(107,379,464)	(19,383)	4,793,697	—	19,383	—	—
Issuance of common stock related to restricted shares					260,424	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	17,365,357	2	86,825	—	86,827
Issuance of common stock for business acquisition					16,249,963	2	81,248	—	81,250
Issuance of common stock related to contract termination	—	—	—	—	635,000	—	3,175	—	3,175
Issuance of common stock in settlement of advisor accrual	—	—	—	—	15,000	—	75	—	75
Issuance of common shares under GEM Purchase	—	—	—	—	1,000,000	—	25,000	—	25,000
Issuance of common shares under Share Purchase Agreement	—	—	—	—	5,300,000	1	13,019	—	13,020
Shares repurchased for employee tax withholding	—	—	—	—	(403,667)	—	(1,273)	—	(1,273)
Stock-based compensation expense	—	—	—	—	—	—	27,866	—	27,866
Net loss	—	—	—	—	—	—	—	(139,702)	(139,702)
Balance at September 30, 2023	—	$—	—	$—	73,486,976	$7	$519,832	$(491,541)	$28,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at January 1, 2022	179,329,073	$118,692	70,606,523	$3,294	8,301,692	$1	$101,156	$(277,477)	$(173,026)
Conversion of 2017 convertible note to Class B-5 redeemable convertible preferred shares	6,215,365	441	—	—	—	—	—	—	—
Reissuance of Class B-6a redeemable convertible preferred shares for Class B-6s convertible preferred shares	135,977	10	(135,977)	(10)	—	—	—	—	(10)
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	14,401,000	3,484	—	—	—	—	—	—	—
Conversion of related party convertible note to Class B-6a redeemable convertible preferred shares	22,313,779	6,333	—	—	—	—	—	—	—
Issuance of Class B-6a redeemable convertible preferred shares	2,358,156	1,250	—	—	—	—	—	—	—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	4,107,647	307	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	1,008,196	130	—	—	255	—	385
Ordinary share warrants issued in 2017 convertible notes conversion	—	—	—	—	—	—	38	—	38
Issuance of ordinary warrants in exchange for advisory services	—	—	—	—	—	—	567	—	567
RSPA and RSGA grants	—	—	—	—	4,445,932	—	135	—	135
Repurchase of RSPA	—	—	—	—	(275,992)	—	(6)	—	(6)
Capital contribution from convertible notes from related party	—	—	—	—	—	—	2,409	—	2,409
Issuance of related party SAFEs	—	—	—	—	—	—	9,304	—	9,304
Exercise of share options	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	10,451	—	10,451
Net loss	—	—	—	—	—	—	—	(50,540)	(50,540)
Balance at September 30, 2022	228,860,997	$130,517	71,478,742	$3,414	12,471,632	$1	$124,309	$(328,017)	$(200,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Common of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' (Deficit)/Equity
Balance at July 1, 2023	234,856,003	$133,667	83,819,163	$8,889	13,417,826	$1	$128,707	$(416,932)	$(279,335)
Exercise of warrants	—	—	—	—	3,802,481	—	128	—	128
Issuance of related party SAFEs	—	—	—	—	—	—	—	—	—
Exercise of share options	—	—	—	—	134,698	—	161	—	161
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	10,916,197	1	137,462	—	137,463
Conversion of Class B-6s convertible preferred shares to common shares			(107,379,464)	(19,383)	4,793,697	—	19,383	—	—
Issuance of common stock related to restricted shares					260,424	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	17,365,357	2	86,825	—	86,827
Issuance of common stock for business acquisition					16,249,963	2	81,248	—	81,250
Issuance of common stock related to contract termination	—	—	—	—	635,000	—	3,175	—	3,175
Issuance of common stock in settlement of advisor accrual	—	—	—	—	15,000	—	75	—	75
Issuance of common shares under GEM Purchase Agreement	—	—	—	—	1,000,000	—	25,000	—	25,000
Issuance of common shares under Share Purchase	—	—	—	—	5,300,000	1	13,019	—	13,020
Common stock repurchased for employee tax withholding	—	—	—	—	(403,667)	—	(1,273)	—	(1,273)
Stock-based compensation expense	—	—	—	—	—	—	25,922	—	25,922
Net loss	—	—	—	—	—	—	—	(74,609)	(74,609)
Balance at September 30, 2023	—	$—	—	$—	73,486,976	$7	$519,832	$(491,541)	$28,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Ordinary Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at July 1, 2022	226,974,984	$129,517	71,478,742	$3,414	12,466,602	$1	$123,366	$(306,877)	$(180,096)
Issuance of Class B-6a redeemable convertible preferred shares	1,886,013	1,000	—	—	—	—	—	—	—
RSPA and RSGA grants	—	—	—	—	5,030	—	—	—	—
Capital contribution from convertible notes from related party	—	—	—	—	—	—	384	—	384
Stock-based compensation expense	—	—	—	—	—	—	559	—	559
Net loss	—	—	—	—	—	—	—	(21,140)	(21,140)
Balance at September 30, 2022	228,860,997	$130,517	71,478,742	$3,414	12,471,632	$1	$124,309	$(328,017)	$(200,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(139,702)	$(50,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	771
Non-cash operating lease expense	757	(677)
Loss (gain) on extinguishment of debt	326	(5,951)
Stock-based compensation expense	35,388	10,449
Changes in fair value of financial instruments carried at fair value, net	49,426	20,052
Amortization of debt discounts and debt issuance costs	48	45
Deferred income taxes	(3,571)	—
Changes in operating assets and liabilities:
Accounts receivable, net	399	(59)
Prepaid expenses and other current assets	(6,315)	(273)
Intangible assets, net and other assets	(671)	—
Accounts payable	1,488	616
Due to a related party	(525)	(16)
Accrued expenses and other current liabilities	14,972	1,560
Deferred revenue	1,634	978
Operating lease liabilities	(571)	682
Other liabilities	(33)	(3)
Cash flows used in operating activities	$(45,075)	$(22,366)
Cash flows from investing activities:
Purchase of property and equipment	(11,653)	(20)
Net cash received from Southern Acquisition	678	—
Internal-use software development costs	(148)	(177)
Net cash used in investing activities	$(11,123)	$(197)
Cash flows from financing activities:
Payments of borrowings on convertible notes	(40)	—
Principal payments on long-term debt	(586)	—
Proceeds from borrowings of SAFE notes	3,716	14,975
Proceeds from advances under Share Purchase Agreement	4,500	—
Proceeds from collateralized borrowings, net of repayment	(33)	—
Proceeds from borrowings on convertible notes	8,000	4,000
Proceeds from borrowings from related parties	16,477	2,250
Payments of borrowings from related parties	(114)	—
Payment of finance lease obligations	(30)	—
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	3,000	1,250
Proceeds from sale of common stock	25,000	—
Common stock repurchases for employee tax withholding	(1,273)	—
Common stock issued for contract termination	3,175	—
Proceeds from the exercise of ordinary warrants	128	—
Proceeds from exercise of share options	191	96
Net cash provided by financing activities	$62,111	$22,571
Increase in cash, cash equivalents and restricted cash	5,913	8
Cash, cash equivalents and restricted cash at beginning of period	912	1,574
Cash, cash equivalents and restricted cash at end of period	$6,825	$1,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect the world’s communities. The Company intends to accelerate the adoption of green flying by developing, together with its commercial partners, hybrid-electric and fully-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

Surf Air Global Limited (“Surf Air”) is a British Virgin Islands holding company and was formed on August 15, 2016. Surf Air is a technology-enabled regional air travel network, offering daily scheduled flights and on-demand charter flights. Its customers consist of regional business and leisure travelers. Headquartered in Hawthorne, California, Surf Air commenced flight operations in June 2013.

Internal Reorganization

On July 21, 2023, SAGL Merger Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Surf Air, after which Surf Air became a wholly-owned subsidiary of the Company (the “Internal Reorganization”).

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of the Company’s common stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of the Company’s common stock (or warrants, options or RSUs to acquire the Company’s common stock, as applicable) at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

On July 27, 2023, the Company’s common stock was listed for trading on the New York Stock Exchange.

As the Internal Reorganization took place on July 21, 2023, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to the Company, for all periods prior to July 21, 2023. Following the Internal Reorganization, the financial position, results of operations and cash flows are those of the Company.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the New York Stock Exchange and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders were to receive 16,250,000 shares of the Company's common stock, which was based on the aggregate merger consideration of $81.25 million at the $5.00 per share opening price on the first day of listing of the Company's common stock. In total, 16,249,963 shares of Company Common Stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

Southern Airways Corporation is a Delaware corporation that was founded on April 5, 2013, and together with its wholly owned subsidiaries Southern Airways Express, LLC, Southern Airways Pacific, LLC, Southern Airways Autos, LLC, and Multi-Aero Inc. is referred to hereafter collectively as “Southern.” Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator which operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the King Air Super 200, the Saab 340, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

Following the Southern Acquisition, the Company operates a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022. As discussed in Note 14, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.0 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2023. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.9 million as of September 30, 2023. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of September 30, 2023, the amount of property tax, interest and penalties related to the tax lien for all unpaid tax years was approximately $1.1 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of September 30, 2023, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 10, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 10, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2023.

In 2019, in connection with certain past due rental and maintenance payments under its aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at September 30, 2023 and December 31, 2022 as Other long-term liabilities on the Condensed Consolidated Balance Sheet, the Company entered into a payment plan pursuant to which all repayments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of September 30, 2023, the Company has not made any payments under this payment plan.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, achieve a high level of aircraft and crew utilization, increase flight services and the number of passengers flown, and continue to expand into regions profitably throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to raise additional capital (or financing) to fund operating losses, refinance its current outstanding debt, maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, sustain ongoing operations, attract and maintain customers, integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and measure and manage risks inherent to the business model.

In addition to the risks and uncertainties associated with the Company’s emerging and legacy business models, there continues to be a worldwide impact from the COVID-19 pandemic. The impact of COVID-19 has resulted in changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, which created significant volatility in global economy and has led to reduced economic activity particularly in the air travel industry. Due to enhanced virtual meeting and teleconferencing technology that has been adopted throughout the COVID-19 pandemic, more people are meeting over virtual meeting platforms than in person, which reduces the need for transportation. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility contributing to the Company defaulting on certain debt arrangements and amending the terms and conditions of certain debt arrangements, in order to meet liquidity needs (see Note 10, Financing Arrangements).

Prior to the quarter ended September 30, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the quarter ended September 30, 2023, the Company received $8 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25 million through the Share Purchase Agreement with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM that provides incremental financing (see Note 11, Share Purchase Agreement and GEM Purchase), and $4.5 million in advances under the Share Purchase Agreement with GEM (see Note 11, Share Purchase Agreement and GEM Purchase). On November 9, 2023, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (the “SEC”) registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be sold to GEM for $50 million under the Share Purchase Agreement.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with hybrid-electric or fully-electric aircraft, or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the related notes, as included in the Company’s Registration Statement on Form S-1 and Form S-4 filed on July 25, 2023. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

Except for the policies discussed below, there have been no material changes to the Company’s significant accounting policies, during the nine months ended September 30, 2023 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2022.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Business Combination

The Company is required to use the acquisition method of accounting for business combinations. The acquisition method of accounting requires the Company to allocate the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the Acquisition Date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth and margins, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the Acquisition Date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Accounts Receivable, net

Accounts receivable primarily consist of amounts due from the United States Department of Transportation (“U.S. DOT”) in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline and non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of September 30, 2023, and December 31, 2022. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow up to 90% of eligible accounts receivable due from the U.S. DOT, in relation to certain air routes served by the Company under the EAS program, up to a maximum unsettled amount of $5 million. The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

Accordingly, the accounts receivable remain on the Company’s balance sheet until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Condensed Consolidated Statements of Operations.

Restricted Stock Unit Awards

The grant date fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock on the date of grant. Prior to the Company’s direct listing in July 2023, RSUs granted by the Company vested upon the satisfaction of both service-based vesting conditions and liquidity event-related performance vesting conditions. The liquidity event-related performance vesting conditions were achieved upon the consummation of the Company's direct listing. Stock-based compensation related to such awards was recorded in full, as of the date of the Company’s direct listing. Since the Company’s direct listing in July 2023, the Company has only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.

The Company has granted founder performance-based restricted stock units (“founder PRSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PRSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PRSUs. The grant date fair value of founder PRSUs containing a market condition is recorded as stock-based compensation over the derived service period. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PRSUs will be expensed during the period in which the stock price targets are achieved. Provided that each founder continues to be employed by the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.

Goodwill

Goodwill, which represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, has an indefinite life and, accordingly, is not amortized. The Company has one reporting unit. The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a fair value test by comparing the fair value of its reporting unit with its carrying amount. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of its reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the fair value test, the Company will compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds its reporting unit’s fair value.

Fair value estimates are subject to change as a result of many factors, including changes in business plans, economic conditions, and the competitive environment, among others. Should actual cash flows and the Company’s future estimates vary adversely from previous estimates, the Company may be required to recognize goodwill impairment charges in future years.

Finance Leases

The Company measures finance lease right-of-use assets and finance lease liabilities initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding that portion of the payments representing executory costs (such as insurance, maintenance, and taxes to be paid by the lessor) including any profit thereon, with the corresponding liability recorded within the liabilities section of the balance sheet. During the lease term, each minimum lease payment is allocated by the lessee between a reduction of the liability and interest expense to produce a constant periodic rate of interest on the remaining balance of the liability (the interest method). Finance lease right-of-use assets are depreciated in accordance with the Company’s property and equipment policy and the corresponding lease liabilities are reduced as lease payments are made.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors including the current economic and regulatory environment as well as management’s judgment. Items subject to such estimates and assumptions include: revenue recognition and related allowances, valuation allowance on deferred tax assets, certain accrued liabilities, useful lives and recoverability of long-lived assets, fair value of assets acquired and liabilities assumed in acquisitions, legal contingencies, assumptions underlying convertible notes and convertible securities carried at fair value and stock-based compensation. These estimates may change as new events occur and additional information is obtained and such changes are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Topic (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606. Under this “ASC 606 approach”, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. Under current practice, measuring deferred revenue at fair value typically results in a reduction to the deferred revenue balance the acquiree had recorded before the acquisition. The reduction causes the acquirer to recognize less revenue than the acquiree would have absent an acquisition. The amendments in this ASU are applied to business combinations occurring on or after the effective date of the amendments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods for public entities and for fiscal years beginning after December 15, 2023, including interim periods for nonpublic entities. The Company early adopted ASU 2021-08 as of January 1, 2023, and has applied and will apply this guidance to acquisitions after the date of adoption.

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

Note 3. Business Combination

On July 27, 2023, the Company completed the acquisition of all issued and outstanding shares of Southern. The acquisition of Southern expands the Company’s regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Total consideration is comprised of $81.25 million of equity consideration, through the issuance of 16,250,000 shares of the Company’s common stock on close of the Southern Acquisition and $699 thousand of payments made by the Company to settle debt obligations of Southern, which were not assumed as part of the acquisition. As the transaction closed prior to the Company’s listing on the New York Stock Exchange on July 27, 2023, the fair value of the common stock issued to Southern stockholders was based on the opening trading price of the Company’s common stock on July 27, 2023 of $5.00 per share.

Subsequent to the issuance of shares of the Company’s common stock as purchase consideration, the Company repurchased 403,667 shares from employees for $1.3 million in satisfaction of employee tax withholdings related to such issuance.

The results of operations of Southern are included in the Company’s condensed consolidated financial statements from the date of acquisition, July 27, 2023, through September 30, 2023.

The purchase consideration was preliminarily allocated as follows (in thousands) :

Cash	$1,377
Accounts receivable, net	4,155
Prepaid expenses and other current assets	4,326
Property and equipment, net	37,372
Operating lease right-of-use assets	13,214
Finance lease right-of-use assets	303
Acquisition-related intangibles	28,150
Other assets	3,604
Total assets	$92,501
Accounts payable	5,649
Accrued expenses and other current liabilities	10,405
Deferred revenue	7,329
Current maturities of long-term debt	2,923
Operating lease liabilities, current	3,624
Finance lease liabilities, current	147
Due to related parties, current	1,853
Long-term debt, net of current maturities	24,123
Operating lease liabilities, long term	6,836
Finance lease liabilities, long term	175
Due to related parties, long term	1,864
Deferred tax liability	3,750
Other noncurrent liabilities	37
Total liabilities	$68,715
Fair value of net assets acquired	23,786
Goodwill	58,163
Total Purchase Consideration	$81,949

The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management. The fair values are subject to adjustment for up to one year after the close of the transaction as additional information is obtained. The primary items pending are related to income tax matters. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

Goodwill represents purchase consideration in excess of the fair value of net assets acquired. Factors that contribute to the recognition of goodwill include increased synergies expected to be achieved from the integration of Southern, as well as the acquisition of a talented workforce. None of the goodwill is expected to be deductible for income tax purposes. Goodwill is not amortized to earnings, but instead will be reviewed for impairment at least annually, absent any interim indicators of impairment.

Following are details of the purchase consideration allocated to acquired intangible assets:

Asset	Fair Value	Weighted- Average Estimated Useful Life
EAS Route Contracts (1)	$26,830	10 years
Corporate Tradename and Trademarks (2)	1,320	4 years
Total	$28,150
(1) The fair value of EAS route contracts were determined using the income approach, specifically, the multi-period excess earnings method.

(2) Corporate trade name and trademarks primarily relate to the Southern brand and related trademarks, respectively, and the fair values were determined by applying the income approach, specifically, the relief from royalty method.

The fair value of the identified intangible assets will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.

The Condensed Consolidated Statement of Operations include the following revenue and net loss attributable to Southern from the date of acquisition, July 27, 2023, to September 30, 2023:

July 27, 2023 through September 30, 2023
Revenue	$15,336
Net Income	$292

Unaudited Supplemental Pro Forma Information

Following are the supplemental condensed consolidated financial results of the Company and Southern on an unaudited pro forma basis, as if the Southern Acquisition had been consummated as of the beginning of the fiscal year 2022 (i.e., January 1, 2022):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$28,882	$27,197	$85,446	$72,849
Net loss	$(50,751)	$(13,314)	$(77,542)	$(72,133)

The unaudited pro forma financial information presented above has been calculated after adjusting the results of operations of the Company to reflect certain business combination effects, including the amortization of the acquired intangible assets, associated income tax impacts, incremental financing costs, and one-time acquisition-related costs incurred by the Company as though this business combination occurred as of January 1, 2022, the beginning of the Company’s 2022 fiscal year. The pro forma financial information is for informational purposes only and not indicative of the results of operations that would have been achieved if this business combination had taken place as of January 1, 2022, nor is it indicative of future results of operations.

Note 4. Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid data license	$5,000	$—
Prepaid insurance	3,002	329
Prepaid software	2,711	3,149
Prepaid marketing	2,424	3,355
Engine reserves	2,704	—
Vendor operator prepayments	524	862
Prepaid fuel	316	—
Other	1,521	60
Total prepaid expenses and other current assets	18,202	7,755

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Aircraft, equipment and rotable spares	$36,637	$—
Equipment purchase deposits	10,121	—
Office, vehicles and ground equipment	1,111	256
Leasehold improvements	2,318	656
Internal-use software	582	434
Property and equipment, gross	50,769	1,346
Accumulated depreciation	(1,546)	(722)
Property and equipment, net	$49,223	$624

The Company recorded depreciation expense of $616 thousand and $108 thousand for the three months ended September 30, 2023 and 2022, respectively. The Company recorded depreciation expense of $824 thousand and $324 thousand for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, any gain or loss on disposal of property and equipment was not material.

Note 6. Intangible Assets, Net and Other Assets

Intangibles assets, net, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
EAS contracts	$26,830	$—
Tradenames and trademarks	8,380	7,060
Software	3,122	2,967
Other intangibles	242	242
Intangible assets, gross	38,574	10,269
Accumulated amortization	(9,943)	(8,983)
Intangible assets, net	$28,631	$1,286

The change in the intangibles balance from December 31, 2022 is due to the Southern Acquisition (See Note 3, Business Combination).

The Company recorded amortization expense of $664 thousand and $149 thousand for the three months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense of $961 thousand and $447 thousand for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of September 30, 2023 is as follows (in thousands):

Amount
Remainder of 2023	$919
2024	3,662
2025	3,167
2026	3,026
2027	2,876
Thereafter	14,981
Total	$28,631

Other assets consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Security deposits - aircraft operating leases	$978	$—
Cloud-hosted software	1,863	1,694
Credit card holdback	1,748	—
Security deposits - other	719	—
Other	629	122
Total other assets	5,937	1,816

Note 7. Goodwill

The change in Goodwill is presented in the following table (in thousands):

	September 30, 2023	December 31, 2022
Beginning of period	$—	$—
Addition from Southern Acquisition	58,164	—
Impairment	—	—
End of period	$58,164	$—

Note 8. Leases

Supplemental balance sheet information related to leases is as follows (in thousands):

Operating Leases	Classification	September 30, 2023	December 31, 2022
Assets
Right-of-use assets	Operating lease right-of-use assets	$13,161	$1,143
Liabilities
Lease liabilities, current	Operating lease liabilities, current	$4,306	$903
Lease liabilities, current	Due to related parties, current	917	—
Lease liabilities, long term	Operating lease liabilities, long term	6,286	246
Lease liabilities, long term	Due to related parties, long term	1,708	—
Total lease liabilities		$13,217	$1,149

Lease term and discount rate were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	2.8 years	1.2 years
Weighted average discount rate	8.99%	7.29%

The components of lease cost are as follows (in thousands):

		Three Months Ended September 30,
Lease Cost	Classification	2023	2022
Operating lease cost - aircraft	Cost of revenue	$1,072	$300
Operating lease cost - non-aircraft	Cost of revenue	62	37
Operating lease cost - non-aircraft	General and administrative	99	57
Lease cost, short term	Cost of revenue	996	15
Lease cost, short term	General and administrative	59	—
Engine reserves	Cost of revenue	628	—
Total lease cost		$2,916	$409

		Nine months ended September 30,
Lease Cost	Classification	2023	2022
Operating lease cost - aircraft	Cost of revenue	$1,672	$900
Operating lease cost - non-aircraft	Cost of revenue	80	198
Operating lease cost - non-aircraft	General and administrative	214	170
Lease cost, short term	Cost of revenue	1,026	44
Lease cost, short term	General and administrative	59	—
Engine reserves	Cost of revenue	628	—
Total lease cost		3,679	1,312

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,425	$398	$2,149	$1,174
Non-cash transactions - operating lease assets obtained in exchange for operating lease liabilities	$609	$1,179	$609	$1,780

Maturities of operating lease liabilities are as follows as of September 30, 2023 (in thousands):

Amount
Remainder of 2023	$1,715
2024	5,622
2025	4,159
2026	2,398
2027	933
Thereafter	—
Total lease payment, undiscounted	14,827
Less: imputed interest	1,610
Total	$13,217

Finance Leases

The Company’s finance lease assets include an aircraft, an aircraft engine, camera equipment and a vehicle.

Supplemental balance sheet information related to finance leases is as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Finance lease right-of-use assets	$1,415	$—
Liabilities
Finance lease liabilities, current	$228	$—
Finance lease liabilities, long term	1,207	—
Total finance lease liabilities	$1,435	$—

Lease term and discount rate are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	4.8 years	—
Weighted average discount rate	9.75%	—

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for finance lease liabilities	$30	$—	$30	$—
Non-cash transactions - Finance lease assets obtained in exchange for finance lease liabilities	$1,143	$—	$1,143	$—

Maturities of finance lease liabilities are as follows as of September 30, 2023 (in thousands):

Amount
Remainder of 2023	$380
2024	325
2025	305
2026	284
2027	713
Thereafter	—
Total lease payment, undiscounted	2,007
Less: imputed interest	572
Total	$1,435

Note 9. Accrued Expenses and Other Current Liabilities

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$15,159	$1,486
Accrued professional services	10,586	3,555
Excise and property taxes payables	7,051	6,446
Collateralized borrowings	2,935	—
Insurance premium liability	1,813	—
Accrued Monarch legal settlement	1,314	1,314
Interest and commitment fee payable	834	64
Accrued major maintenance	755	—
Other accrued liabilities	5,932	1,875
Total accrued expenses and other current liabilities	$46,379	$14,740

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow up to 90% of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all of SAE’s assets and automatically renews annually. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is no more than 45 days.

From the Acquisition Date through September 30, 2023, the Company borrowed a total of $6.9 million under this financing facility, of which $4.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings from the Acquisition Date through September 30, 2023, amounted to $60 thousand, and are included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2023, and December 31, 2022, the outstanding amount due under this facility amounted to $2.9 million and $0, respectively. As of September 30, 2023, and December 31, 2022, the Company was in compliance with all covenants.

Note 10. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$327	$—
Note payable to bank, fixed interest rate of 4.65%, due November 2025	17	—
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	198	—
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	16,819	—
Notes payable to Skywest, fixed interest rates of 4% and 9%, due April 2028 and November 2024, respectively	5,884	—
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	3,263	—
Long-term debt, gross	26,508	—
Current maturities of long-term debt	(2,942)	—
Long-term debt, net of current maturities	$23,566	$—

Future maturities of total debt as of September 30, 2023 are as follows (in thousands):

Amount
Remainder of 2023	$713
2024	5,176
2025	2,612
2026	2,819
2027	12,828
Thereafter	2,360
Total	$26,508

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of September 30, 2023, the Company was in compliance with all covenants in the loan agreements.

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

On April 30, 2023, the Company amended the terms of the 2020 Convertible Note to extend the maturity date from May 1, 2023 to November 1, 2023. All other terms of the note remain the same, bearing compound interest at a rate of 6.25% per annum and a monthly payment of $5 thousand. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2020 Convertible Note to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2020 Convertible Note were converted into 1,383,342 convertible preferred shares, which were simultaneously cancelled and converted into 61,756 shares of the Company's common stock.

On June 1, 2023, the Company amended the terms of the 2017 Convertible Notes to extend the maturity date from May 31, 2023 to December 31, 2023. All other terms of the note remain the same. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2017 Convertible Notes to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2017 Convertible Notes were converted into 31,845,296 convertible preferred shares, which were simultaneously cancelled and converted into 1,421,656 shares of the Company's common stock.

On June 21, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with Partners for Growth V, L.P. (“PFG”) for a senior unsecured convertible promissory note for an aggregate principal amount of $8.0 million (the “PFG Investment”). The note bears interest at a rate of 9.75% and matures on December 31, 2024. All unpaid principal and interest balances may be converted into shares of the Company’s common stock, at the option of the holder, at a price equal to 120% of the initial listing price of the Company’s common stock.

On July 27, 2023, the Company received $8 million in funding, following satisfaction of all conditions precedent outlined under the Convertible Note Purchase Agreement. Based on the $5.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 1,333,333 shares of the Company’s common stock.

Fair value of convertible notes (in thousands):

	Fair Value at
	September 30, 2023	December 31, 2022
2017 Convertible Notes	$—	$15,242
2020 Convertible Note	—	706
2017 Convertible Term Note	—	13,148
Convertible Note Purchase Agreement	7,544	—
Total	$7,544	$29,096

The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. The Company as received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through February 28, 2024. As of September 30, 2023, the Company was in compliance with all other covenants under the Convertible Note Purchase Agreement.

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

The decrease in the SAFE notes for the nine months ended September 30, 2023 is due to the conversion of the majority of the SAFEs into shares of the Company’s common stock, concurrent with the Company's listing on the New York Stock Exchange (see Note 12, Fair Value Measurements).

Fair value of SAFE notes (in thousands):

	Fair Value at
	September 30, 2023	December 31, 2022
SAFE note with LamVen, a related party	$—	$5,403
SAFE note with Park Lane, a related party	—	5,403
SAFE note with iHeart Media	—	7,203
SAFE note with Palantir	—	6,484
SAFE note with a private investor	—	72
SAFE-T	27	149
Total	$27	$24,714
Less: SAFE notes at fair value, current	(27)	(149)
SAFE notes at fair value, long term	$—	$24,565

On January 31, 2023, the Company entered into a SAFE note in the Company agreed to sell an investor up to a number of shares of the Company’s common stock having an aggregate value of $0.3 million in exchange for cash received in 2023. The resulting conversion prices were based on a contractually defined discount of 20% of the per share consideration payable to shareholders of the Company’s common stock, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing. The maturity date for the SAFE is January 31, 2025.

On June 15, 2023, the Company entered into a SAFE note with LamJam LLC (“LamJam”), a related party, for $6.9 million, of which approximately $3.47 million was funded through the cancellation of a promissory note, including principal and interest, payable by the Company to LamVen LLC (“LamVen”), a related party, and $3.47 million was received in cash from LamJam. The resulting conversion prices were based on a contractually defined discount of 20% of the per share consideration payable to shareholders of the Company’s common stock, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing. The maturity date for the SAFE is June 15, 2025.

On June 26, 2023, the Company entered into an agreement with holders of the SAFE notes to transfer all of Surf Air’s rights, interests, and obligations under the SAFE notes to the Company upon the merger of Surf Air into a subsidiary of the Company, which occurred on July 21, 2023.

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 17,365,357 shares of common stock in satisfaction of $56.4 million of outstanding principal on SAFE notes. Share settlements were based on the contractual 35% discount to the $5.00 per share opening price on the first day of listing of SAM common shares.

Note 11. Share Purchase Agreement and GEM Purchase

Share Purchase Agreement

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a special purpose acquisition company (“SPAC”), IPO, or direct listing. Pursuant to the SPA, GEM is required to purchase shares of the Company’s common stock at a discount to the volume weighted average trading price up to a maximum aggregate purchase price of $200.0 million, and in return the Company agreed to pay a total commitment fee of $4.0 million (the “Commitment Fee”) payable in installments at the time of each purchase of shares of the Company’s common stock or no later than one year from the anniversary of a public listing transaction and issued a forward contract for GEM to purchase 0.75% of the Company’s fully-diluted shares of common stock outstanding upon completion of a public listing transaction at an exercise price of $0.01 per share.

On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million (the “Aggregate Limit”) and increase the Commitment Fee to GEM to 4,000,000 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company, will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 4,000,000 shares of its common stock to GEM in full satisfaction of the commitment fee. The Company has deposited 18,000,000 shares of common stock into an escrow account as of September 30, 2023, as required under the SPA, which is intended to be at least two times the number of shares contemplated to settle the advance upon the close of the pricing period for the advance. The number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a fifteen day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional advances or execute additional purchases under the SPA.

On June 15, 2023, July 21, 2023, and July 24, 2023, the SPA was further amended to modify the number of shares of the Company’s common stock to be issued to GEM at the time of a public listing transaction of the Company from an amount equal to 0.75% of the Company’s fully-diluted shares of common stock outstanding to a fixed 1,300,000 shares of the Company’s common stock. The amendments to the SPA also modified certain registration requirements whereby the Company was obligated to file a re-sale registration statement within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company issued 1,300,000 shares of the Company’s common stock to GEM in full satisfaction of this provision. Pursuant to GEM’s associated registration rights, the Company filed a re-sale registration statement, covering the 1,300,000 shares, on August 2, 2023, which was declared effective by the Securities and Exchange Commission (“SEC”) on September 28, 2023.

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the fair value of the GEM commitment was $5.0 million and $3.0 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, the Company and GEM entered into a share purchase agreement (the “GEM Purchase”) whereby GEM would purchase 1,000,000 shares of the Company’s common stock for cash consideration of $25.0 million upon the successful public listing of the Company’s shares. Under the terms of the agreement, the Company is obligated to file a re-sale registration statement, covering the 1,000,000 shares issued, within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the purchase agreement, in exchange for the issuance of 1,000,000 shares of the Company’s common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,000,000 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

Note 12. Fair Value Measurements

The fair values of the convertible notes, SAFE instruments, preferred stock warrant liabilities, and derivative liability were based on the estimated values of the notes, SAFE instruments, warrants, and derivatives upon conversion including adjustments to the conversion rates, which were probability weighted associated with certain events, such as a sale of the Company or the Company becoming a public company. The estimated fair values of these financial liabilities were determined utilizing the Probability-Weighted Expected Return Method and is considered a Level 3 fair value measurement.

Significant unobservable inputs used in the valuation models as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Public listing probability	100%	50%
Lack of marketability	—%	32%
Discount rates used in the sale scenario for debt instruments	—%	70%
Discount rates used in the public listing scenario	—%	20 - 30%
Probability weighted volatility	—%	147%

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:	$—	$—	$—	$—
Convertible notes at fair value	—	—	7,544	7,544
Preferred shares warrant liability	—	—	—	—
SAFE notes at fair value	—	—	27	27
GEM derivative liability	—	—	5,000	5,000
Total financial liabilities	$—	$—	$12,571	$12,571

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:	$—	$—	$—	$—
Convertible notes at fair value	—	—	29,096	29,096
Preferred shares warrant liability	—	—	51	51
SAFE notes at fair value	—	—	24,714	24,714
GEM derivative liability	—	—	2,963	2,963
Total financial liabilities	$—	$—	$56,824	$56,824

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	Preferred Shares Warrant Liability	SAFE Notes	GEM Derivative Liability
Balance at December 31, 2021	$11,681	$9	$19	$435
Issuance of convertible notes	4,191	—	11,839	—
Conversion of convertible notes to preferred shares	(10,257)	—	—	—
Conversion of PFG liability to convertible note	11,197	—	—	—
Change in fair value	12,284	42	12,856	2,528
Balance at December 31, 2022	$29,096	$51	$24,714	$2,963
Issuance of SAFE notes	—	—	3,716	—
Conversion of related party notes to SAFE	—	—	4,354	—
Advances received on share purchase agreement	—	—	—	4,500
Borrowings on convertible notes	8,000	—	—	—
Payments on borrowings of convertible notes	(40)	—	—	—
Change in fair value	8,159	(40)	30,752	10,557
GEM settlement in common shares	—	—	—	(13,020)
Reclassification of convertible note to SAFE	(23,318)	—	23,318	—
Conversion of convertible notes to preferred shares	(14,353)	—	—	—
Conversion of SAFE to common shares	—	—	(86,827)	—
Reclassification to common equity	—	(11)	—	—
Balance at September 30, 2023	$7,544	$—	$27	$5,000

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	26,508	26,291	—	—
Term notes payable to related parties	12,585	12,033	4,500	2,958

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 13. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

There were no convertible preferred share warrants issued in the nine months ended September 30, 2023. The convertible preferred share warrants issued and outstanding as of December 31, 2022 were 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 120,935 warrants for the purchase of the Company’s common stock at a ratio of 22.4 Surf Air preferred warrants to 1 warrant for the purchase of the Company’s common stock. The exercise price for all warrants is $38.23 per share.

Warrants to purchase shares of convertible preferred stock were classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of December 31, 2022, and were subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value through the date of the Internal Reorganization. As all converted warrants are for the purchase of common stock, and not preferred interests, the liability as of the date of the Internal Reorganization was reclassified to additional paid in capital.

Ordinary Share Warrants

Warrants were issued by Surf Air in connection with debt and equity capital raising transactions, as well as part of debt restructuring activities. The warrants were exercisable at any time, or from time to time, in whole or in part at any time on or prior to the expiration date, which was seven to ten years from the issuance date. The warrants terminated on the earlier of the expiration date or change in control upon the effectiveness of the Company’s registration statement or upon the closing of a deemed liquidation event. If there was no change in control, the warrants without a stated expiration date would never expire. On July 21, 2023, Surf Air merged into a subsidiary of the Company as part of an Internal Reorganization. The change in control resulted in all then outstanding ordinary share warrants being re-issued into warrants to purchase shares of the Company’s common stock.

Total outstanding ordinary share warrants issued by the Company were 0 and 4,614,651 as of September 30, 2023 and December 31, 2022, respectively. During 2023, the Company issued a total of 143,407 ordinary warrants due to the conversion of amounts due under the 2017 Convertible Notes (See Note 10, Financing Arrangements). During the nine months ended September 30, 2023, ordinary warrant holders exercised 4,758,058 ordinary warrants, with exercise prices ranging from $0.22 to $4.70 per share, on a combination of cash-based and cashless exercises. This resulted in the issuance of 4,707,562 shares of common stock for total proceeds of $128 thousand.

Note 14. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of September 30, 2023 and December 31, 2022, the Company capitalized $2.4 million and $2.0 million, respectively, related to the software that Palantir has provided to the Company.

Licensing, Exclusivity and Aircraft Purchase Arrangements

Textron Agreement

On September 15, 2022, the Company entered into agreements with Textron Aviation Inc. and one of its affiliates (collectively, “TAI”), for engineering services and licensing, sales and marketing, and aircraft purchases, which are only effective as of the first trading date of shares of the Company’s common stock on a national securities exchange (“TAI Effective Date”). The agreements became effective as of the Company’s direct listing on July 27, 2023.

The engineering services and licensing agreement provides, among other things, that TAI will provide the Company with certain services in furtherance of development of an electrified powertrain technology (the “SAM System”). Under this agreement, the Company agrees to meet certain development milestones by specified dates, including issuance of a supplemental type certificate by the FAA. Should the Company fail to meet certain development milestones, TAI has the right to terminate the collaboration agreement.

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Grand Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the Federal Aviation Administration (“FAA”), including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Grand Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $5 million deposit being made as of September 30, 2023 and remaining payments of $7.5 million coming due in December 2023.

Under the sales and marketing agreement, the parties agreed to develop marketing, promotional and sales strategies for the specifically configured Cessna Grand Caravans and further agreed to: (a) include Cessna Grand Caravans fitted with the SAM system (the “SAM Aircraft”) in sales and marketing materials (print and digital) distributed to authorized dealers, (b) prominently display the SAM Aircraft on their respective websites and social media, (c) include representatives of the Company and TAI at trade show booths, (d) market the SAM Aircraft and conversions to SAM Aircraft to all owners of pre-owned Cessna Grand Caravans, and (e) not advertise or offer any third-party-developed electrified variants of the Cessna Grand Caravan. Certain technologies for aircraft propulsion are specifically carved out from TAI’s agreement to exclusively promote the SAM System for Cessna Grand Caravans. The sales and marketing agreement provides for payment by the Company of exclusivity fees aggregating $40.0 million, with certain amounts deferred such that the aggregate fee is payable over four years commencing on the earlier of the year after the Company obtains an STC for the SAM System on the Cessna Grand Caravan or the 5th anniversary of the TAI Effective Date. The Company’s obligation to pay exclusivity fees in any year may be offset, in whole or in part, based on the achievement of certain sales milestones of SAM Aircraft and Cessna Grand Caravans subsequently converted to a SAM System.

Under the aircraft purchase agreement, the Company may purchase from TAI 100 specifically configured Cessna Grand Caravans at prevailing market rates whereby the aggregate purchase price could be in excess of $300.0 million, with an option to purchase an additional 50 specifically configured Cessna Grand Caravans having an aggregate purchase price in excess of $150.0 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of September 30, 2023.

Business Combination Agreements

On May 17, 2022, the Company entered into a business combination agreement (the “Merger Agreement”) with Tuscan Holdings Corp II (“Tuscan”). On November 14, 2022, the Company and Tuscan mutually terminated the Merger Agreement. Pursuant to the terms of the mutually terminated Merger Agreement, the Company was obligated to issue to Tuscan 635,000 shares of the Company’s common stock or a combination of 600,000 shares of the Company’s common stock and $0.7 million in cash upon a triggering event, which was defined as a direct listing, IPO or a business combination with a SPAC.

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 635,000 shares of common stock to Tuscan in satisfaction of the terms of the mutually terminated Merger Agreement. Based on the $5.00 opening price of the Company’s common stock, such shares have resulted in $3,175,000 of contract termination expense, included as part of other expense in the Company’s Condensed Consolidated Statement of Operations.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of September 30, 2023 the Company is not aware of any pending claims or liabilities.

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, typically with business partners, contractors, customers, landlords and investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions sometimes include indemnifications relating to representations the Company has made with regards to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential future amount the Company could be required to pay under these indemnification provisions is unlimited.

Legal Contingencies

In 2017, the Company acquired Rise U.S. Holdings, LLC (“Rise”). Prior to the close of the acquisition, Rise Alpha, LLC and Rise Management, LLC (both of which are wholly-owned subsidiaries of Rise and hereinafter referred to as the “Rise Parties”), were served with a petition for judgment by Menagerie Enterprises, Inc. (“Monarch Air”), relating to breach of contract for failure to pay Monarch Air pursuant to the terms and conditions of a flight services agreement with Monarch Air, which occurred prior to the Company’s acquisition of Rise. The Rise Parties filed numerous counterclaims against Monarch Air, including fraud, breach of contract and breach of fiduciary duty. Rise, a subsidiary of the Company, was named as a party in the lawsuit. During 2018 and 2019, certain summary judgements were granted in favor of Monarch Air.

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $0.06 million and court costs of approximately $0.003 million. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of September 30, 2023 and December 31, 2022.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of September 30, 2023.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $7.0 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.9 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

Note 15. Disaggregated Revenue

The disaggregated revenue for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Scheduled	$15,547	$996	$17,427	$3,464
On-Demand	6,420	4,086	16,242	10,914
Total revenue	$21,967	$5,082	$33,669	$14,378

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

The long-term performance obligations for contractually committed revenues, all of which is related to charter revenue, is recorded in Other long-term liabilities as of September 30, 2023, and December 31, 2022 in the amount of $2.2 million and $1.8 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred revenue, beginning of period	$10,530	$6,390	$9,568	$5,680
Acquired deferred revenue	7,329	—	7,329	—
Revenue deferred	14,415	5,289	27,080	15,295
Revenue recognized	(13,743)	(5,082)	(25,446)	(14,378)
Deferred revenue, end of period	$18,531	$6,597	$18,531	$6,597

Note 16. Redeemable Convertible Preferred Shares and Convertible Preferred Shares

Redeemable Convertible Preferred Shares

On June 2, 2023, the Company received $3.0 million cash from an existing investor in connection with the issuance of 5,665,722 shares of Class B-6a redeemable convertible preferred shares.

In connection with the Internal Reorganization, on July 21, 2023, 234,856,003 redeemable convertible preferred shares were cancelled and re-issued into 10,484,578 shares of the Company's common stock, at a ratio of 22.4 redeemable convertible preferred shares to 1 share of the Company's common stock.

Class B-6s Convertible Preferred Shares

On June 15, 2023, the Company converted the LamJam term notes in the amount of $5.3 million into 9,932,241 Class B-6s convertible preferred shares (see Note 20, Related Party Balances and Transactions).

On June 30, 2023, the Company awarded 1,921,778 Class B-6s convertible preferred shares to prior employees and service providers in connection with past services provided. The Company recorded $0.9 million of stock-based compensation expense for the issuance of these awards.

In June 2023, the Company settled outstanding debt of $0.2 million with 486,402 shares of Class B-6s convertible preferred shares.

In connection with the Internal Reorganization, on July 21, 2023, 83,819,163 Class B-6s convertible preferred shares were cancelled and re-issued into 3,741,904 shares of the Company's common stock, at a ratio of 22.4 Class B-6s convertible preferred shares to 1 share of the Company's common stock.

Note 17. Stock-Based Compensation

2023 Equity Incentive Plan

Concurrent with the Company’s direct listing, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. A total of 7,500,000 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2023 Plan. Shares subject to outstanding awards granted under the 2016 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2023 Plan. In addition, the shares authorized for grant will automatically increase on the first trading day in January of each year (commencing with 2024) by an amount equal to lesser of (1) 5.0% of the total number of our outstanding shares on the last trading day in December in the prior year, or (2) such lesser number as determined by our board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2023 Plan.

Awards under the 2023 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

The Company issues shares of common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2023 Plan. The 2023 Plan is administered by the Company’s board of directors, or a duly authorized committee of the Company’s board of directors.

2016 Equity Incentive Plan

Prior to the Company’s direct listing, the Company granted stock options, RSUs, RSPAs, and RSGAs to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). Concurrent with the Internal Reorganization, all rights under previously granted RSPAs and RSGAs were converted into shares of the Company’s common stock, with the Company retaining certain rights of repurchase with respect to unvested RSPAs to coincide with grant-date service-conditions. Additionally, based on the original terms of the underlying awards, all RSUs granted under the 2016 Plan fully vested as of the direct listing date.

No further stock awards will be granted under the 2016 Plan now that the 2023 Plan is effective; however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms.

2023 Employee Stock Purchase Plan

In conjunction with the Company’s direct listing, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2023 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 800,000 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 800,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

As of September 30, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator, which is the Company’s board of directors or a duly authorized committee of the Company’s board of directors.

Management Incentive Bonus Plan

In conjunction with the Southern Acquisition, the Company’s board of directors adopted the Southern Management Incentive Bonus Plan (the “Incentive Bonus Plan”). The Incentive Bonus Plan provides select employees, consultants and service providers of the Company who were direct or indirect shareholders of Southern an incentive to contribute fully to the Company’s business achievement goals and success. The Incentive Bonus plan will provide for two tranches of bonus pools, to be allocated to covered employees based on participation units, which vest upon each employee’s continued employment by the Company and the achievement of certain revenue targets. Payments of amounts due under the Incentive Bonus Plan may be made in cash or shares of the Company’s common stock, at the Company’s option. Any shares to be issued under the Incentive Bonus Plan are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders. Due to current expectations of revenue targets being achieved, the Company has recorded $6.7 million of stock based compensation expense related to the Incentive Bonus Plan during the three months ended September 30, 2023. Such amounts are included as a portion of Accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet.

Stock Options

Prior to the Company’s direct listing, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2016 Plan, and subsequent to its direct listing, may grant similar awards under the 2023 Plan.

A summary of share option activity for the nine months ended September 30, 2023 is set forth below:

	Number of Share Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	1,768,205	9.01	$10,306	$3.58
Granted	48,212	10.00	—	9.11
Exercised	(160,005)	—	—	1.19
Canceled	(49,101)	—	—	3.38
Outstanding at September 30, 2023	1,607,311	8.30	750	4.11
Exercisable at September 30, 2023	1,188,490	8.03	641	3.77

Stock based compensation expense attributable to these awards was $0.8 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. This compares to $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

Restricted Stock Units

As of December 31, 2022, the Company had 220,424 RSUs outstanding under the 2016 Plan, which were unvested with a weighted average grant date fair value of $3.75 per RSU. With the Company’s direct listing, all vesting criteria for all awards was achieved, resulting in the issuance of 260,424 shares of common stock for total compensation expense of $0.8 million during the three and nine months ended September 30, 2023.

During the three months ended September 30, 2023, the Company issued 280,454 RSUs under the 2023 Plan to employees and non-employee directors, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 2 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

A summary of RSU activity for the nine months ended September 30, 2023 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs at December 31, 2022	220,424	$3.75
Granted and vested	280,454	8.80
Shares issued	(260,424)	4.53
Forfeited, cancelled, or expired	—	—
RSUs at September 30, 2023	240,454	$8.80

Stock based compensation expense attributable to these awards was $1.8 million for both the three and nine months ended September 30, 2023 and 2023. This compares to $0 for both the three and nine months ended September 30, 2022.

Restricted Share Purchase Agreement

A summary of RSPA activity under the 2016 Plan for the nine months ended September 30, 2023 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2022	3,162,292	$7.91
Granted	—	—
Vested	(2,696,004)	8.56
Forfeited	—	—
Unvested RSPAs at September 30, 2023	466,288	4.12

On May 26, 2023, the Company approved the forgiveness of certain promissory notes associated with the issuance of RSPAs to executives and directors. The Company also provided cash bonuses to pay for interest and tax associated with the issuance of these shares in the amount of $0.1 million. The forgiveness of these promissory notes resulted in an immaterial additional stock based compensation expense as of September 30, 2023.

Prior to the Company’s direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive RSPA awards had been satisfied in connection with the Company’s direct listing. This resulted in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the three months ended September 30, 2023.

Stock-based compensation expense attributable to these awards was $22.8 million and $23.1 million for the three and nine months ended September 30, 2023, respectively. This compares to $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.

Restricted Share Grant Agreement

As of December 31, 2022, there were 3,773,243 RSGA shares outstanding. As a result of the Internal Reorganization, on July 21, 2023, all outstanding RSGAs were converted and re-issued in the form of shares of the Company’s common stock, on a basis of 1 RSGA to 1 share of the Company’s common stock.

Stock based compensation expense attributable to these awards was $0 for the three and nine months ended September 30, 2023. This compares to $0 and $8.4 million for the three and nine months ended September 30, 2022, respectively.

Performance-Based Restricted Stock Units

In July 2023, the Company granted a total of 2,800,000 performance-based restricted stock units (“PRSUs”) to the Company’s founders (“Founder PRSUs”) under the 2023 Plan. The Founder PRSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. The Founder PRSUs are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The Founder PRSUs will vest only if (i) the per-share closing price of the Company’s common stock over a period of 10 consecutive trading days within five years from the date of the Company’s direct listing is greater than $10 per share and (ii) each founder’s employment with the Company or one of its subsidiaries continues through the date such stock price goal is achieved, subject to certain conditions.

The Company estimated the grant date fair value of the Founder PRSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model also calculates a derived service period based on the expected time to achieve the defined stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. An expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the Founders PRSUs was $2.28 per share. The Company will recognize total stock-based compensation expense of $6.4 million over the derived service period of 2.1 years as the founders satisfy the service-based vesting condition.

A summary of PRSU activity for the nine months ended September 30, 2023 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2022	—	$—
Granted	2,800,000	2.28
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at September 30, 2023	2,800,000	$2.28

Stock based compensation expense attributable to these awards was $0.5 million for both the three and nine months ended September 30, 2023. This compares to $0 for both the three and nine months ended September 30, 2022.

Note 18. Segments

Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by the Company’s chief operating decision maker. Following the closing of the Southern Acquisition, and integration of the operations of Surf Air and Southern, the Company operates as a single reportable segment. All of our long-lived assets are located in the United States and revenue is substantially earned from flights throughout the United States.

Note 19. Income Taxes

The Company's provision for income taxes for the three and nine months ended September 30, 2023, was a ($3.6) million benefit resulting in an effective tax rate of 4.6% and 2.5%, respectively. The Company’s effective tax rate for both periods was lower than the federal statutory rate of 21% primarily due to the Company’s full U.S. federal and state valuation allowance. The Company's income tax provision for the three and nine months ended September 30, 2022, was immaterial. The Company’s 0% effective tax rate for both periods was lower than the federal statutory rate of 21% due to the Company’s full U.S. federal and state valuation allowance.

As a result of the Southern Acquisition, the Company recorded $3.7 million in acquired net deferred tax liabilities primarily related to the excess of book basis over tax basis of the acquired intangible assets. In recording the deferred tax liability, the Company recorded a partial release of the valuation allowance on the Company’s net deferred tax assets, resulting in a discrete tax benefit for federal and state income taxes of $2.7 million and $0.8 million, respectively.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of September 30, 2023. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 20. Related Party Balances and Transactions

Convertible Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the 2017 Note was converted per the conditional conversion agreement dated June 27, 2023. The outstanding principal and interest converted into 28,332,454 convertible preferred shares, which were simultaneously cancelled and converted into 1,264,834 shares of the Company's common stock. (see Note 10, Financing Arrangements).

SAFE Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the SAFE notes issued to LamVen and Park Lane, entities affiliated with a co-founder of the Company, with aggregate principal amount of $15.0 million were converted per the conditional conversion agreement dated June 27, 2023 into 103,385,325 convertible preferred shares, which were simultaneously cancelled and converted into 4,615,384 shares of the Company's common stock. (see Note 10, Financing Arrangements).

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million. On July 21, 2023, in connection with the Internal Reorganization, the SAFE was converted per the conditional conversion agreement dated June 27, 2023 into 47,770,712 convertible preferred shares, which were simultaneously cancelled and converted into 2,132,608 shares of the Company's common stock. (see Note 10, Financing Arrangements).

	Fair Value at
	September 30, 2023	December 31, 2022
SAFE note with LamVen, a related party	$—	$5,403
SAFE note with LamJam, a related party	—	—
SAFE note with Park Lane, a related party	—	5,403
Total	$—	$10,806

Term Notes

The Company entered into term note agreements with related parties and recorded the notes in Due to related parties at carrying value on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the term notes outstanding are as follows (in thousands):

	Carrying Value at
	September 30, 2023	December 31, 2022
Term notes with LamVen, a related party	$12,585	$4,500
Total	$12,585	$4,500

The LamVen note with an aggregate principal amount of $4.5 million bearing an interest rate of 8.25% per annum remained outstanding as of September 30, 2023. On January, 18, 2023, an additional note with the same terms was issued to LamVen LLC, a related party of the Company, in exchange for $1.0 million in cash. Both term notes are scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment.

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen LLC, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment.

On June 15, 2023, the Company entered into a $5.0 million grid note agreement with LamVen LLC, a related party of the Company. The Company received $2.5 million in cash as of September 30, 2023. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. Subsequent to September 30, 2023, the Company received an additional $1.2 million under this grid note agreement.

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 10, Financing Arrangements).

On June 15, 2023, the term notes with LamJam, an entity affiliated with a co-founder of the Company, in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares (see Note 16, Redeemable Convertible Preferred Shares and Convertible Preferred Shares).

The outstanding notes are recorded at carrying values within Due to related parties on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

Other Transactions

Additionally, LamVen paid for various expenses on behalf of the Company. As of September 30, 2023 and December 31, 2022, the Company owed LamVen $0.1 million and $0.4 million, respectively. These amounts are recorded within Due to related parties, current on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, the Company continues to lease four aircraft from Park Lane, a related party, for a monthly lease payment of $0.025 million per aircraft. The lease term for the four aircraft expire on July 31, 2023. On June 16, 2023, the Company amended the lease agreements with Park Lane to extend the expiration date for a 6-month term of August 1, 2023 through January 31, 2024. All other terms of the agreements remain the same.

JA Flight Services and BAJ Flight Services

As of September 30, 2023, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $177 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three and nine months ended September 30, 2023. Accounts payable of $192 thousand owed to JAFS and BAJFS as of September 30, 2023, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of September 30, 2023, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $297 thousand in combined lease and engine reserve expense attributable to Schuman for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company owed approximately $341 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Note 21. Supplemental Cash Flows

Supplemental Cash Flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash paid for interest	$478	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of SAFE notes	$4,354	$6,417
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	$543	$9,816
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	$3,253	$—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	$10,494	$—
Conversion of redeemable convertible preferred shares to common shares	$137,463	$—
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$202	$—
Conversion of SAFE notes to common shares	$63,509	$—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	$—	$255
Conversion of promissory notes to Class B-6s convertible preferred shares	$4,418	$—
Common stock issued under Share Purchase Agreement	$13,020	$—
Common stock for the acquisition of Southern	$81,250	$—
Common stock issued as settlement of advisor accrual	$75	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$609	$1,780
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,143	$—
Overhaul accrual in accrued expenses and other current liabilities	$102	$—
Purchases of property and equipment included in accounts payable	$258	$66

Note 22. Net Loss per Share Applicable to Ordinary Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to ordinary shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on ordinary shares. As outlined in “Internal Reorganization” in Note 1, Description of Business, the effects of conversions at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock, have been applied to outstanding common shares and rights to receive common shares for all periods presented in calculating earnings per share and for presentation within the Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit.

The following table sets forth the computation of net loss per ordinary share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(74,609)	$(21,140)	$(139,702)	$(50,540)
Weighted-average number of common shares used in net loss per share applicable to ordinary shareholders, basic and diluted	54,695,009	13,998,411	27,775,172	13,133,743
Net loss per share applicable to ordinary shareholders, basic and diluted	$(1.36)	$(1.51)	$(5.03)	$(3.85)

The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Excluded securities:
Options to purchase ordinary shares	1,607,311	1,103,994	1,607,311	1,103,994
Restricted stock units	3,040,454	220,424	3,040,454	220,424
Unvested RSPAs	466,288	3,166,779	466,288	3,166,779
Convertible Notes (as converted to ordinary shares)	1,333,333	—	1,333,333	—
Preferred stock (as converted to ordinary shares)	—	13,407,942	—	13,407,942
Total ordinary shares equivalents	6,447,386	17,899,139	6,447,386	17,899,139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis reflects the historical results of operations and financial position of Surf Air Mobility Inc., and its consolidated subsidiaries. Prior to the Internal Reorganization (as defined below) on July 21, 2023, these results were comprised of the operations of Surf Air Global, Limited., the predecessor to Surf Air Mobility Inc. References in this section to the “Company”, “we” or “our” refer to Surf Air Mobility Inc, and its consolidated subsidiaries, including Southern Airways Corporation. Unless otherwise indicated, all dollar amounts are set forth in thousands, except share and per share data.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included within the Company’s Registration Statement on Form S-1 filed on November 9, 2023 (the “Registration Statement”).

Overview of the Business

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect the world’s communities. The Company intends to accelerate the adoption of green flying by developing, together with its commercial partners, hybrid-electric and fully-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

Surf Air Global Limited (“Surf Air”) is a British Virgin Islands holding company and was formed on August 15, 2016. Surf Air is a technology-enabled regional air travel network, offering daily scheduled flights and on-demand charter flights. Its customers consist of regional business and leisure travelers. Headquartered in Hawthorne, California, Surf Air commenced flight operations in June 2013.

Internal Reorganization

On July 21, 2023, SAGL Merger Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Surf Air, after which Surf Air became a wholly-owned subsidiary of the Company (the “Internal Reorganization”).

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of the Company’s common stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of the Company’s common stock (or warrants, options or RSUs to acquire the Company’s common stock, as applicable) at a ratio of 22.4 Surf Air ordinary shares to 1 share of the Company’s common stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

On July 27, 2023, the Company’s common stock was listed for trading on the New York Stock Exchange.

As the Internal Reorganization did not take effect until the quarter ended September 30, 2023, the historical financial statements presented in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to the Company, for all periods prior to the date of the Internal Reorganization.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the New York Stock Exchange and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders received 16,250,000 shares of the Company's Common Stock.

Southern, a Delaware corporation founded on April 5, 2013, and its wholly owned subsidiaries Southern Airways Express, LLC, Southern Airways Pacific, Southern Airways Autos, LLC, and Multi-Aero Inc. are collectively referred to hereafter as “Southern.” Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator which operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the King Air Super 200, the Saab 340, the Pilatus PC-12, the Tecnam Traveller, and the Citation Bravo. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, Far Pacific, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

The Southern Acquisition resulted in a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

The results of operations of Southern are included in the Company’s condensed consolidated financial statements from the date of acquisition, July 27, 2023, through September 30, 2023. For historical financial information of Southern, prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Registration Statement, as well as the Form 8-K/A filed August 29, 2023.

2023 Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of providing a delightful, premium flying experience and the Company expects these development expenses to continue to be incurred. Additionally, the Company is developing hybrid-electric and fully-electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for the Company. The Company has seen some recovery in on-demand flights from 2021 through the third quarter of 2023, however the Company’s business has been and will continue to be affected by many changing economic and other conditions beyond the Company’s control, including global events that affect travel behavior. The spread of COVID-19 also disrupted the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales in markets around the world. The Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2022 and 2023 and believes perceived recessionary risks may impact 2023 results. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during the third quarter of 2023 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses.

As such, the extent to which global events and market inflationary impacts will affect our financial condition, liquidity and future results of operations is uncertain. Given the uncertainty regarding the length of these factors, the Company cannot reasonably estimate their impact on its future results of operations, cash flows or financial condition. The Company continues to actively monitor its financial condition, liquidity, operations, suppliers, industry and workforce. As the Company does not currently, and does not intend in the foreseeable future to, enter into any transactions to hedge fuel costs, or otherwise fix labor costs, the Company will continue to be fully exposed to fluctuations in prices of material operating costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Increase/ Decrease	%	2023	2022	Increase/ Decrease	%
Scheduled Flight Hours(1)	14,218	387	13,831	NM	15,867	1,782	14,085	790%
On-Demand Flights(2)	926	425	501	118%	1,913	1,221	692	57%
Scheduled Passengers(3)	74,142	1,286	72,856	NM	78,011	5,241	72,770	NM
Headcount(4)	802	82	720	878%	802	82	720	878%
Scheduled Departures(5)	13,146	354	12,792	NM	14,420	1,415	13,005	919%

NM - Percentage change is not meaningful

(1)Scheduled Flight Hours represent actual flight time from takeoff through landing that were flown in the period and excludes departures for maintenance or repositioning events. This metric only measures flight hours for flights that generated scheduled revenue and does not include flight hours for flights that generated on-demand revenue.

(2)On-Demand Flights represent the number of flights that generate on-demand revenue taken by customers on the Company's aircraft or third-party operated aircraft during the period.
(3)Scheduled Passengers represent the number of passengers flown during the period for scheduled service.
(4)Headcount represents all full-time and part-time employees at the end of the period.

(5)Scheduled Departures represent the number of takeoffs in the period, agnostic of operator and excludes departures for maintenance or repositioning events. This metric only measures takeoffs that generated scheduled revenue and does not include takeoffs that generated on-demand revenue.

Components of the Company’s Results of Operations

The key components of our results of operations include:

Revenue

The Company’s revenue is comprised of scheduled flight services and on-demand trips.

Scheduled Revenue

Scheduled revenue is derived from EAS, passenger single seat purchases, membership subscriptions principally relating to two main categories of membership subscriptions: All You Can Fly (“AYCF”) and Pay As You Fly (“PAYF”), and other revenue.

EAS revenue is derived from operating scheduled passenger flight service on certain routes, which are subsidized by the U.S. DOT under its EAS program. The EAS program was enacted in 1978 to ensure small communities in the United States can maintain a minimum level of scheduled air services. Contracts under this program are typically two to four years in duration and include commitments to fly a specific number of times annually to each location. Revenue from EAS subsidies is recognized monthly. Revenue from sales of tickets on flights subsidized by the EAS program is recognized in direct passenger revenue and is recognized when the flights are completed.

Direct passenger revenue consists of single seat tickets for scheduled flight service. Tickets are refundable within 24 hours of purchase for flights scheduled to take place more than one week out, or when flights are changed, interrupted or otherwise canceled. Direct passenger sales revenues are recognized when the flights are completed or when tickets expire (generally within one year from the date of purchase).

AYCF membership subscriptions allow members to book unlimited flights over the contract service term (monthly or annually). The membership fee includes the subscription and single seat fees. AYCF membership fees are billed monthly in advance, and revenue is recognized on a month-to-month basis over the service term.

PAYF membership subscriptions allow members to purchase single use vouchers for travel on the Company’s scheduled routes. Vouchers sold in a package generally expire twelve months after the purchase date. Vouchers are nonrefundable, not exchangeable for cash and may not be used for other services. Revenue is recognized for the membership fee and the purchase of vouchers, based on the pattern of voucher usage, or at expiration, whichever comes first.

Other revenue is derived from various ancillary services related to baggage fees, reservation change fees and pet (carry-on) fees. These types of fees are standard within the aviation industry and are earned when the services are performed at the time of travel.

On-Demand Revenue

On-demand service allows customers to book an individual flight on routes specified by the customer. Customers can purchase single flights or prepaid, dollar based, credits. Single flights are paid for at booking. Flight credits are paid upon purchase and applied at booking.

The Company utilizes a combination of its own aircraft and FAA certified independent third-party air carriers in the performance of its charter flights on Surf Air. The Company evaluates whether it is a principal or an agent in contracts involving more than one party by assessing whether it controls the flight services before they are transferred to its customers.

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

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue consists of expenditures directly related to delivering services and related facility costs. Service delivery costs are primarily comprised of fees paid to the independent third-party air carriers operating both scheduled flight services and on-demand services when Surf Air is acting as the principal in the arrangement. Additionally, cost of revenue includes all personnel costs for pilots, member services and ground concierge staff. Aircraft expenses represent maintenance, materials, repairs, fuel, maintenance labor and aircraft leases to support the scheduled service network. Facility costs represent leases and operating costs for stations throughout the scheduled service network. Cost of revenue excludes depreciation and amortization. We anticipate that these costs will fluctuate in absolute dollars over time and as a percentage of revenue due to the anticipated growth of our business.

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel and other costs to support sales and marketing efforts. Personnel costs includes commissions, salaries and related benefits. Additionally, sales and marketing expense includes expenses associated with promotions of services, advertising and brand initiatives. We anticipate that these costs will fluctuate in absolute dollars over time and as a percentage of revenue due to the anticipated growth of our business.

General and Administrative

General and administrative expense consists of personnel-related costs for all business administrative functions. Additionally, stock-based compensation costs are included in this category for all personnel. Furthermore, professional fees, headquarter rents and other corporate related expenses are reflected in this category. We expect our general and administrative expenses to increase in absolute dollars over time and to fluctuate as a percentage of revenue due to the anticipated growth of our business and additional costs associated with being a public company.

Depreciation and Amortization

Depreciation expense consists primarily of depreciation of aircraft, aircraft parts, engines, furniture, fixtures and leasehold improvements. Amortization expense consists of amortization of capitalized software development costs, EAS contracts and brand and trademark intangibles.

Other Income/(Expense)

Other income/(expense) primarily consists of interest expense, changes in fair value of financial instruments, gain on extinguishment of debt and other non-operating costs. We expect these expenses to fluctuate in absolute dollars over time with the market or changes in timing and nature of debt costs. Certain convertible notes, SAFEs, and warrants were converted at listing and no longer require fair value measurement. The Company will continue to apply the fair value option, on an instrument by instrument basis, for similar type awards, as applicable.

Results of Operations

Results of the Company’s Operations for the Three Months Ended September 30, 2023 and 2022

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$21,967	$5,082	$16,885	332%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	20,610	6,216	14,394	232%
Technology and development	2,877	730	2,147	294%
Sales and marketing	4,529	1,382	3,147	228%
General and administrative	55,618	7,605	48,013	631%
Depreciation and amortization	1,356	256	1,100	430%
Total operating expenses	84,990	16,189	68,801	425%
Operating loss	(63,023)	(11,107)	(51,916)	(467)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(10,926)	(9,748)	(1,178)	(12)%
Interest expense	(935)	(4)	(931)	NM
Gain (loss) on extinguishment of debt	63	—	63	—%
Other expense	(3,359)	(281)	(3,078)	NM
Total other income (expense), net	(15,157)	(10,033)	(5,124)	(51)%
Loss before income taxes	(78,180)	(21,140)	(57,040)	(270)%
Income tax expense (benefit)	(3,571)	—	(3,571)	—%
Net loss	$(74,609)	$(21,140)	$(53,469)	(253)%

NM - Percentage change is not meaningful

Revenue

Revenue increased by $16.9 million, 332%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Scheduled	$15,547	$996	$14,551	NM
On-Demand	6,420	4,086	2,334	57%
Total revenue	$21,967	$5,082	$16,885	332%

NM - Percentage change is not meaningful

Scheduled revenue increased $14.6 million, or 1,461% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The scheduled service, absent the impacts of the acquisition of Southern, remained flat period over period.

Of the increase in scheduled revenue, $14.5 million was related to the Southern Acquisition, primarily related to EAS revenue of $7.8 million, passenger revenue of $6.0 million, and other revenue of $0.7 million in the third quarter of 2023 after the acquisition of Southern.

On-demand revenue increased by $2.3 million, or 57%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The Company conducted 926 on-demand flights during the three months ended September 30, 2023, and absent the impact of the acquisition of Southern, the Company conducted 681 on-demand charter flights during the third quarter of 2023 compared to 425 on-demand charter flights during the third quarter of 2022. The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product and service strategy growth. Price per trip decreased during the third quarter of 2023 compared to the third quarter of 2022, primarily driven by a shift in customer preference to less expensive aircraft to service charter trips in 2023. These variables accounted for roughly $1.7 million, or 74% of the total on-demand revenue increase period over period.

With the Southern Acquisition, on-demand revenue increased $0.6 million, or 26%, during the three months ended September 30, 2023, primarily from Hawaii based operations focusing on providing route services for construction crews, school events, and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $14.4 million, or 232%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Of the total 926 on-demand charter flights, and absent the impact of the acquisition of Southern, the Company 681 on-demand charter flights in the three months ended September 30, 2023, an increase from 425 for the three months ended September 30, 2022, resulting in a $0.8 million increase, or 6% of the total.

With the Southern Acquisition, cost of revenue increased by $13.6 million, or 95%, during the three months ended September 30, 2023 primarily due to aircraft expenses of $7.6 million, pilot expenses of $3.2 million, customer care expenses of $1.8 million, station expenses of $0.5 million, reservation systems of $0.3 million, and passenger re-accommodation expenses of $0.2 million.

Technology and Development

Technology and development expenses increased by $2.1 million, or 294%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was driven primarily by the amortization of software expenses related to work with Palantir for $2.0 million.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million, or 228%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in advertising and brand awareness expenses of $1.0 million. Additionally, there was a $1.9 million increase due to management compensation and bonuses earned, as well as a continued concerted effort to grow the on-demand product offering, requiring increased sales force and related commissions, of which $1.5 million is considered non-recurring.

With the Southern Acquisition, sales and marketing expenses increased by $0.3 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $48.0 million, or 631%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in general and administrative expense is driven primarily by the recognition of an additional $32.1 million in stock-based compensation expense, of which $21.8 million is tied to the Company’s direct listing and is considered non-recurring. Additional increases were due to $6.8 million in professional and advisory fees related to the Company’s direct listing and is considered non-recurring, and $6.0 million in labor and labor-related expenses due to management compensation and bonuses earned, of which $3.1 million is considered non-recurring.

With the Southern Acquisition, general and administrative expenses increased by $3.1 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

With the Southern Acquisition, depreciation and amortization expenses increased by $1.1 million, or 430%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This was primarily due to additional engines and aircraft parts, as well as intangibles for EAS contracts and brand name/trademarks.

Other Income/(Expense)

Other expense, net increased by $5.1 million, or 51%, for the three months ended September 30, 2023compared to the three months ended September 30, 2022. There are two primary drivers for the increase in net income/(expense).

First, there was an increase in change in fair value of financial debt instruments carried at fair value of $1.2 million, mainly driven by an increase in the fair market value of SAFE notes issued by the Company of $3.3 million, and an increase in the fair market value of derivative liabilities of $2.1 million. These increases were offset by a decrease in the change in fair market value of certain convertible notes of $4.2 million. At the end of the third quarter 2022, the fair market valuation was based on the probability of a public listing for the Company at 25%. Fair market valuations during the third quarter of 2023 were based on a higher probability of public listing and/or actual equity values.

Secondly, other income/(expenses) increased $3.0 million from the three months ended September 30, 2022 to the three months ended September 30, 2023 primarily due to a $3.2 million stock-based payment to Tuscan in full satisfaction of the termination of a business combination agreement. This was offset by $0.2 million due to decreases in financial charges and other income.

Additionally, there was an increase in interest expense of $0.4 million period over period, due to additional related party term loans.

With the Southern Acquisition, other expenses increased by $0.5 million primarily attributable to interest expense associated with the debt instruments acquired from Southern.

Net Loss

The increase in net loss of $53.8 million from the existing business for the three months ended September 30, 2022 compared to the three months ended September 30, 2023, is primarily attributable to an increase in general and administrative expenses of $45.0 million, an increase in other expenses of $4.6 million (including changes in fair market value of financial instruments, interest expense, and other expense), an increase in technology and development of $2.1 million, an increase in sales and marketing of $2.9 million, and an increase in cost of revenue of $0.8 million. These increases in expenses were offset by an increase in $1.7 million in revenue.

With the Southern Acquisition net loss decreased by $0.3 million primarily attributable to cost of revenue of $13.6 million, general and administrative expenses of $3.2 million, depreciation and amortization of $1.1 million, interest expense of $0.5 million, and marketing expenses of $0.3 million. These increases in expenses were offset by an increase of $15.3 million in revenue and $3.6 million income tax benefit.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA to identify and target operational results which is beneficial to management and investors in evaluating operational effectiveness. Adjusted EBITDA is a supplemental measure of the Company’s performance that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA is not a measurement of the Company’s financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with U.S. GAAP. The Company’s calculation of this non-GAAP financial measure may differ from similarly titled non-GAAP measures, if any, reported by other companies. This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.

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

The Company presents Adjusted EBITDA because it considers this measure to be an important supplemental measure of its performance and believes it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in its industry. Management believes that investors’ understanding of the Company’s performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing its ongoing results of operations.

The Company calculates Adjusted EBITDA as net income (loss) adjusted for depreciation and amortization, interest expense, income tax expense, stock-based compensation, changes in fair value of financial instruments, gain on extinguishment of debt, transaction costs, and transaction bonuses.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated.

	Three Months Ended September 30,
(in thousands)	2023	2022
Net loss	$(74,609)	$(21,140)
Addback:
Depreciation and amortization	1,356	256
Interest expense	935	4
Income tax expense (benefit)	(3,571)	—
Stock-based compensation expense(1)	32,586	446
Changes in fair value of financial instruments(2)	10,927	9,748
Gain on extinguishment of debt	(63)	—
Transaction costs(3)	10,679	990
Transaction bonuses(4)	4,647	—
Share settlement for contract termination	3,175	—
Adjusted EBITDA	(13,938)	(9,696)

(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards.

(2)Represents fluctuations in the fair value of financial instruments carried at fair value. The fair values of the convertible notes, preferred stock warrant liabilities, and derivative liabilities were based on the values of the notes, warrants, and derivatives upon conversion due to the weighted probability associated with certain events.

(3)Represents costs related to a public company transaction, including accounting, legal, and listing costs.
(4) Represents cost related to executive compensation true ups and one time transaction bounses to employees associated with the public company transaction.

Results of Operations

Results of the Company’s Operations for the Nine Months ended September 30, 2023 and 2022

The following table sets forth our consolidated statements of operations data for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$33,669	$14,378	$19,291	134%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	34,309	17,484	16,825	96%
Technology and development	4,506	2,188	2,318	106%
Sales and marketing	7,850	3,645	4,205	115%
General and administrative	73,354	25,682	47,672	186%
Depreciation and amortization	1,875	771	1,104	143%
Total operating expenses	121,894	49,770	72,124	145%
Operating loss	(88,225)	(35,392)	(52,833)	(149)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(49,426)	(20,052)	(29,374)	(146)%
Interest expense	(1,632)	(528)	(1,104)	(209)%
Gain (loss) on extinguishment of debt	(326)	5,951	(6,277)	(105)%
Other expense	(3,664)	(519)	(3,145)	(606)%
Total other income (expense), net	(55,048)	(15,148)	(39,900)	(263)%
Loss before income taxes	(143,273)	(50,540)	(92,733)	(183)%
Income tax expense (benefit)	(3,571)	—	(3,571)	—%
Net loss	$(139,702)	$(50,540)	$(89,162)	(176)%

Revenue

Revenue increased by $19.3 million, 134%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Scheduled	$17,427	$3,464	$13,963	403%
On-Demand	16,242	10,914	5,328	49%
Total revenue	$33,669	$14,378	$19,291	134%

Scheduled revenue increased by $14.0 million, or 403%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Absent the impact of the acquisition of Southern, the total scheduled revenue decreased by $0.6 million, or -4%, which was primarily attributable to a decline in our membership subscription base.

With the Southern Acquisition, scheduled revenue increased $14.5 million, or 104%, primarily related to EAS revenue of $7.8 million, passenger revenue of $6.0 million, and other revenue of $0.7 million in the third quarter of 2023 after the acquisition of Southern.

On-demand revenue increased by $5.3 million, or 49%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Of the total 1,913 on-demand charter flights, and absent the impact of the acquisition of Southern, the Company conducted 1,668 on-demand charter flights during the first nine months of 2023 compared to 1,221 on-demand charter flights during the first nine months of 2022.

The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand products and other service offerings. In addition, price per trip increased during the first nine months of 2023 compared to the first nine months of 2022, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2023. These variables accounted for roughly $4.7 million of the total on-demand revenue increase period over period.

With the Southern Acquisition, on-demand revenue increased by $0.6 million during the nine months ended September 30, 2023 for trips in the Hawaii based operations focusing on providing route services for construction crews, school events and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $16.8 million, or 96%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Of the total 1,913 on-demand charter flights, absent the impact of the acquisition of Southern, the Company conducted 1,668 on-demand charter flights in the nine months ended September 30, 2023 an increase from 1,221 for the nine months ended September 30, 2022, resulted in a $3.1 million increase.

With the Southern Acquisition, cost of revenue increased by $13.6 million, or 81%, during the three months ended September 30, 2023 primarily due to aircraft expenses of $7.6 million, pilot expenses of $3.2 million, customer care expenses of $1.8 million, station expenses of $0.5 million, reservation systems of $0.3 million, and passenger re-accommodation expenses of $0.2 million.

Technology and Development

Technology and development expenses increased by $2.3 million, or 106%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase is primarily driven by the amortization of software expenses related to work with Palantir for $2.0 million in the third quarter of 2023. In addition, there was an increase in research and development costs of $0.3 million to develop hybrid-electric technology. The Company expects continued increases in expenses in order to support the development of its hybrid-electric and fully-electric powertrain technologies.

Sales and Marketing

Sales and marketing expenses increased by $4.2 million, or 115%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in sales and marketing was primarily due to an increase in labor and labor related expenses from management compensation and bonuses earned, as well as a concerted effort to grow the on-demand product offering, requiring increased sales force and related commissions resulting in a $2.7 million increase. Additionally, increased marketing, advertising, and filming expenses related to building brand awareness of $1.2 million in the first nine months of 2023 contributed to the increase.

With the Southern Acquisition, sales and marketing expenses increased by $0.3 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $47.7 million, or 186%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The primary drivers of the increase in general and administrative expenses were an increase in stock-based compensation expense of $24.9 million and increases in professional service fees, including audit and legal expenses related to the Company’s public listing, of $12.5 million. In addition, labor and labor related expenses due to management compensation and bonuses earned, as well as travel related expenses increased by $6.5 million and $0.5 million, respectively.

With the Southern Acquisition, general and administrative expenses increased by $3.2 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.1 million, or 143%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 primarily due to depreciation of engines and aircraft acquired from Southern, as well as intangibles for EAS contracts and brand name/trademarks.

Other Income/(Expense)

Other expense, net increased by $39.9 million, or 263%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 driven by an increase of $29.3 million in changes in fair value of financial instruments carried at fair value. The September 30, 2022 valuation had a public listing probability as a SPAC of 25%, whereas the September 30, 2023 valuation was based on the public market through a direct listing. This resulted in increases in change in fair value of SAFE Notes of $27.5 million, convertible notes of $6.2 million, and derivative liabilities of $8.5 million. These were offset by a decrease in fair market value of certain convertible notes of $12.8 million.

In addition, other expense increased by $3.2 million due to a stock-based payment to Tuscan Holdings in full satisfaction of the termination of a business combination agreement.

During the nine months ended September 30, 2022 there was a $6.0 million gain on extinguishment of debt due to debt facilities converted to preferred shares compared to the nine months ended September 30, 2023 which saw a loss on extinguishment of debt of $0.3 million.

Other expenses also increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to an increase in interest expense of $1.1 million driven by $0.5 million of expense due to debt acquired from Southern and $0.6 million primarily attributable to interest expense due to higher interest rates.

Net Loss

For the total increase in net loss of $89.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, $89.3 million of the increase is primarily due to an increase in general and administrative expenses of $44.5 million, an increase in other expenses of $39.4 million (including changes in fair market value of financial instruments, interest expense, and other expense), an increase in cost of revenue of $3.3 million, an increase in sales and marketing of $3.9 million, and an increase in technology and development of $2.3 million. These increases in expenses were offset by an increase in $4.1 million in revenue.

The net loss decreased by $0.3 million primarily attributable to cost of revenue of $13.6 million, general and administrative expenses of $3.2 million, depreciation and amortization of $1.1 million, and interest expense of $0.5 million offset by an increase in $15.3 million in revenue and a $3.6 million income tax benefit resulting from the impact of the Southern acquisition.

Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net loss	$(139,702)	$(50,540)
Addback:
Depreciation and amortization	1,875	771
Interest expense	1,632	528
Income tax expense (benefit)	(3,571)	—
Stock-based compensation expense(1)	35,385	10,447
Changes in fair value of financial instruments(2)	49,426	20,052
Gain on extinguishment of debt	326	(5,951)
Transaction costs(3)	15,885	1,948
Transaction bonuses(4)	4,647
Share settlement for contract termination	3,175	—
Adjusted EBITDA	(30,922)	(22,745)

(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards.

(2)Represents fluctuations in the fair value of financial instruments carried at fair value. The fair values of the convertible notes, preferred stock warrant liabilities, and derivative liabilities were based on the values of the notes, warrants, and derivatives upon conversion due to the weighted probability associated with certain events.

(3)Represents costs related to a public company transaction, including accounting, legal, and listing costs.
(4) Represents cost related to executive compensation true ups and one time transaction bounses to employees associated with the public company transaction.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(45,075)	$(22,366)
Investing activities	(11,123)	(197)
Financing activities	62,111	22,571
Net change in cash and cash equivalents	$5,913	$8

Cash Flow from Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $45.1 million, driven by a net loss of $140 million and increases in prepaid expenses and other current assets of $3.9 million. These operating outflows were partially offset by non-cash changes in fair value of financial instruments of $49.4 million, non-cash stock-based compensation expenses of $35.4 million, increases in accounts payable and other liabilities of $15.8 million, increases in depreciation and amortization of $0.8 million, and a loss on extinguishment of debt of $0.3 million. The acquisition of Southern resulted in net cash generated by operating activities of $0.8 million. This was driven by net income of $0.3 million, increases in accounts payable and other liabilities of $0.6 million, increases in depreciation and amortization of $1.1 million, and increases in non-cash operating lease expense of $0.8 million. These were mostly offset by a $3.6 million reduction in deferred income taxes and increases in prepaid expenses and other current assets of $2.4 million.

For the nine months ended September 30, 2022, net cash used in operating activities was $22.4 million, primarily driven by a net loss of $50.5 million, and a gain on extinguishment of debt of $6.0 million. This was partially offset by $10.5 million in non-cash stock-based compensation expenses, $20.1 million in changes in fair value of financial instruments, and accounts payable and other liabilities of $3.1 million.

Net cash used in operating activities increased period over period by $22.7 million, driven by a $89.2 million increase in net loss and increases in prepaid expenses and other current assets of $6.3 million. These were partially offset by an increase of $29.4 million in non-cash changes in fair value of financial instruments, increases of $24.9 million in non-cash stock-based compensation expenses, increases of $13.8 million in accounts payable and other liabilities, a $6.3 million increase in loss on extinguishment of debt, increases of $1.1 million in depreciation and amortization, and increases of $0.7 million in non-cash operating lease expense.

Cash Flow from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $11.1 million, an increase of $10.9 million compared to the nine months ended September 30, 2022, driven by 10.0 million of cash paid for aircraft deposits, $1.6 million of property and equipment costs and a settlement of long-term debt of $0.7 million. These were offset by net cash received from the acquisition of Southern of $0.7 million.

Cash Flow from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $62.1 million from proceeds from the issuance of preferred shares, ordinary shares, and exercise of share options of $28.4 million, proceeds from borrowings of SAFE and convertible notes of $11.7 million, proceeds from borrowings due to related parties of $16.4 million, and proceeds from the GEM stock purchase agreement of $4.5 million and $0.7 million due to payments on long-term debt and amounts due under finance leases acquired from Southern.

For the nine months ended September 30, 2022, net cash provided by financing activities was $22.6 million from proceeds from borrowings of SAFE and convertible notes of $19 million, proceeds from borrowings due to related parties of $2.3 million, and proceeds from issuance of preferred shares of $1.3 million.

Net cash provided by financing activities increased period over period by $39.5 million, primarily driven by proceeds from the issuance of preferred shares, ordinary shares, and exercise of share options of $28.9 million, proceeds from borrowings due to related parties of $14.1 million, proceeds from GEM stock purchase agreement of $4.5 million, offset by proceeds from borrowings of SAFE and convertible notes of $7.3 million, and payments on long-term debt of $0.6 million.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. The Company is currently in default of certain excise and property taxes. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of approximately $7.0 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022. In May 2023, the Company made a payment to the IRS totaling $0.2 million. The Company intends to negotiate with the IRS to reduce the amount owed and/or apply for a revised installment plan for any amounts left remaining. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.9 million as of September 30, 2023. Of the total outstanding property tax liability, $1.1 million is from a tax lien from Los Angeles County for four of the Company’s aircraft due to the outstanding liability of its 2018 through 2022 property tax returns. The Company is in the process of remediating the late filing and payment of the proper tax due. The Company also owed the city of Hawthorne, California for past due business license fees from 2018 through 2022 in the total of approximately $0.2 million as of December 31, 2022, which, as of September 30, 2023, had been paid. Also, in connection with certain past due rental and maintenance payments under its aircraft leases totaling in aggregate approximately $6.0 million, the Company has entered into a payment plan pursuant to which all repayments of the past due amounts are deferred until such time as the Company receives at least $30 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1 million of such past due payments with an additional $1 million payment due when the Company receives at least $40 million in aggregate funds, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50 million in capital contributions. As of September 30, 2023, the Company has not made any payments under this payment plan.

The Company has previously defaulted on various debt and other obligations. During 2017, the Company entered into a loan and security agreement with a commercial lender (the “Lender”), which was subsequently amended and restated in 2018 (the “2017 Term Note”). In connection with these amendments, the Company issued the Lender warrants for a total of up to 4,291,884 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and expiration dates in 2027 and 2028. In September 2018 in connection with the payment of interest on behalf of the Company, the Company issued a warrant to LamVen for a total of up to 4,447,605 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and an expiration date of September 15, 2028. On January 31, 2019, the Company defaulted on its obligation to pay the principal and accrued interest due on the 2017 Term Notes. On April 7, 2020, the Company entered into a Forbearance Agreement with the Lender, under which the Lender agreed not to exercise any remedies that it had against the Company for any event of default in 2020. On May 1, 2020, the Company further defaulted on the payment of principal and interest required under the Forbearance Agreement and on May 31, 2021, the Company entered into an amendment to the 2017 Term Note under which (1) the Lender agreed to not exercise any remedies that it had against the Company for any event of default in 2020; (2) the maturity date of the 2017 Term Note was extended to December 31, 2021 (the “New Maturity Date”), and (3) interest accrued on the unpaid principal amount of the 2017 Term Note at 12.0%. Subsequent to the New Maturity Date, the outstanding balance of the 2017 Term Note was due on demand. In connection with the 2021 amendment, the Company issued to the Lender a warrant to purchase up to 16,168,295 Surf Air ordinary shares with an exercise price of $0.01 per ordinary share and expiration date of June 9, 2031. On May 17, 2022, the 2017 Term Note was converted, via a payoff letter, into a SAFE note, allowing for the purchase of a total of $15.2 million worth of the Company’s ordinary shares following a qualifying exchange event, defined as any qualified financing, IPO, direct listing, reverse merger, or change in control. The payoff letter provides that certain security interests in the Company shall immediately terminate upon the occurrence of an exchange event and the Lender will promptly thereafter file the appropriate termination statements with respect to such security interests. The payoff letter provided the Lender, in the event that a qualifying exchange event does not occur by December 31, 2022, an option to reinstate the indebtedness under the 2017 Term that was intended to be repaid by the SAFE note. On May 24, 2023, the payoff letter was amended to extend the option to exchange to July 31, 2023. As a result of the Company’s direct listing, all amounts due under this SAFE note were settled, on contractual terms, via the issuance of shares of the Company’s common stock.

Additionally, in April 2018, the Company entered into a SAFE-T note for $500 thousand with a financial institution which the Company defaulted on in July 2019. As of December 31, 2022, the Company remained in default on this SAFE-T note. This instrument was subordinate to the Convertible Note Purchase Agreement, and therefore had no recourse prior to payment of amounts due under the Convertible Note Purchase Agreement. In addition, in May 2020, the Company entered into a 6.25% convertible note with a vendor for approximately $541,000, which was subsequently amended in September 2020 and March 2021 to increase the amount of the note to approximately $633,000. In October 2022, the Company amended the note to re-instate the $5,000 monthly payment under the terms of the note. In April 2023, the Company amended the note to extend the maturity to November 1, 2023. As a result of the Internal Reorganization, all amounts due under this note were settled, on contractual terms, via the issuance of shares of the Company’s common stock.

As of May 31, 2023, the Company was also in default in the aggregate amount of approximately $0.1 million on payments under a payment plan entered into in relation to unpaid invoices, as well as certain amounts owed under judgments related to legal proceedings and claims arising in the ordinary course of its business. During September 2023, the Company made $0.1 million in payments to cure these defaults.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, achieve a high level of aircraft and crew utilization, increase flight services and the number of passengers flown, and continue to expand into regions profitably throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to raise additional capital (or financing) to fund operating losses, refinance its current outstanding debt, maintain efficient aircraft utilization, primarily through the proper utilization of pilots and a managing market shortages of maintenance personnel and critical aircraft components, ,sustain ongoing operations, the ability to attract and maintain customers, the ability to integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and the ability to measure and manage risks inherent to the business model.

In addition to the risks and uncertainties associated with the Company’s emerging and legacy business models, there continues to be a worldwide impact from the COVID-19 pandemic. The impact of COVID-19 has resulted in changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, which created significant volatility in global economy and has led to reduced economic activity particularly in the air travel industry. Due to enhanced virtual meeting and teleconferencing technology that has been adopted throughout the COVID-19 pandemic, more people are meeting over virtual meeting platforms than in person, which reduces the need for transportation. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility contributing to the Company defaulting on certain debt arrangements and amending the terms and conditions of certain debt arrangements, in order to meet liquidity needs (see Note 10, Financing Arrangements).

Prior to the quarter ended September 30, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the quarter ended September 30, 2023, the Company received $8 million under a Convertible Note Purchase Agreement with Partners for Growth V, L.P. (“PFG”), $25 million through a share purchase with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM that provides incremental financing (see Note 11, Share Purchase Agreement and GEM Purchase), and $4.5 million in advances under the Share Purchase Agreement (see Note 11, Share Purchase Agreement and GEM Purchase). On November 9, 2023, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (the “SEC”) registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be issued and sold to GEM for $50 million of draw-downs under the Share Purchase Agreement. The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. The Company as received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through February 28, 2024. As of September 30, 2023, the Company was in compliance with all other covenants under the Convertible Note Purchase Agreement.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with hybrid-electric or fully electric aircraft or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s capital expenditures in 2022 and the first nine months of 2023 were limited to payments made for aircraft supply deposits, aircraft parts, engines, immaterial purchases and internally developed software. Upon the Company’s ability to utilize the Share Purchase Agreement or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. The Company has placed an order with TAI for 100 Cessna Grand Caravan aircraft with an option for an additional 50 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of September 30, 2023, the Company has made deposits of $10.0 million for aircraft that are scheduled to be delivered starting in Q2 2024. The Company intends to finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within the Registration Statement. The Company has engaged AeroTEC to develop hybrid-electric and fully electric STCs for the Cessna Grand Caravan in partnership with TAI. A portion of these costs are expected to be funded through the Share Purchase Agreement.

Commitments

The Company has entered into various contractual arrangements related to the build-out of the Company’s air service fleet, the development of its proprietary hybrid and electric aircraft technology, and the build out of its aircraft as a service platform. These arrangements include commitments for payments pursuant to licensing agreements, which routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts. The Company also enters into long-term debt arrangements that include periodic interest and principal payments. Additionally, the Company routinely enters into noncancelable lease agreements for aircraft and operating locations, which contain minimum rental payments.

The following table summarizes the Company’s contractual commitments and obligations (in thousands) :

	Total	2023 (Remaining)	2024	2025	2026	2027	Thereafter
Long-term debt	$26,508	$713	$5,176	$2,612	$2,819	$12,828	$2,360
Operating leases	14,827	1,715	5,622	4,159	2,398	933	—
Finance leases	2,007	380	325	305	284	713	—
Minimum payments under aircraft supply agreements	320,000	—	36,300	66,000	66,000	66,000	85,700
Minimum payments under data license agreements	20,000	7,500	12,500	—	—	—	—
Minimum payments under sales and marketing agreements	40,000	—	15,000	10,000	10,000	5,000	—
Minimum payments under technology development agreements	39,000	8,000	8,000	8,000	8,000	7,000	—
Total	$462,342	$18,308	$82,923	$91,076	$89,501	$92,474	$88,060
Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Stock-Based Compensation

We grant stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to certain employees, as well as non-employees (including directors and others who provide services to us) under our stock plans. We recognize compensation expense resulting from stock-based payments over the period for which the requisite services are provided.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of the stock options at the measurement date. The grant date is deemed to be the appropriate measurement date for stock options issued to employees and non-employees. We have elected to account for forfeitures as they occur.

The use of the Black-Scholes option pricing model requires the use of subjective assumptions, including the following:

•
Fair Value of Common Stock—Prior to the Company’s direct listing, the absence of an active market for our common stock required us to estimate the fair value of our common stock. See the subsection titled “Common Stock Valuations” below. For valuations completed subsequent to the direct listing, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date immediately preceding the date of grant.
•
Risk-Free Interest Rate—The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.
•
Expected Term—The expected term of options granted to employees was determined based on management’s expectations of the options granted, which are expected to remain outstanding. Where appropriate, we calculated the expected term using the simplified method for “plain vanilla” stock option awards.
•
Expected Volatility—Given our limited trading history subsequent to the direct listing, there is limited substantive share price history to calculate volatility and, as such, we have elected to use an approximation based on the volatility of other comparable public companies, which compete directly with us, over the expected term of the options.
•
Dividend Yield—We have not issued regular dividends on common shares in the past nor do we expect to issue dividends in the future. As such, the dividend yield has been estimated to be zero.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense. Additionally, had we arrived at different assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different.

Restricted Stock Units

The fair value of RSUs is estimated based on the fair value of our common stock on the grant date. Estimating the grant date fair value of the common stock underlying RSU grants prior to our direct listing was highly judgmental due to the lack of an observable market for our common stock. Prior to our direct listing, the fair value of the Company’s common stock was determined by considering a number of objective and subjective factors including: contemporaneous third-party valuations of our common stock, sales of our redeemable convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. Estimating the grant date fair value of the RSUs, including the PSUs discussed below, was highly sensitive due to the volume of RSUs granted and increasing fair value of our common stock as we approached our direct listing. For RSUs granted prior June 30, 2023, all awards were deemed to have vested upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition tied to the direct listing.

Subsequent to our direct listing, the fair value of our RSUs will be based on the stock price on the day immediately preceding the date of grant, there will no longer be a level of judgment involved that could impact the fair value of the RSUs or expense incurred.

Performance-Based Restricted Stock Units

In July 2023, we granted PRSUs to each of our three founders (“Founder PRSUs”). The Founder PRSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. We estimated the grant date fair value of the Founder PRSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. The average grant date fair value of the Founder PRSUs were estimated to be $2.26 per share, and we will recognize total stock-based compensation expense of approximately $6.3 million over the derived service period. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that each founder individually stays employed with the Company, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved. Had we arrived at different assumptions of underlying stock price or volatility our stock-based compensation expense and results of operations may be materially different.

Common Stock Valuations

Prior to our direct listing, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:

•
independent third-party valuations of our common stock;
•
the prices at which we sold shares of our preferred stock;
•
the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•
our capital resources and financial condition;
•
the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions;
•
our historical operating and financial performance as well as our estimates of future financial performance;
•
valuations of comparable companies;
•
the hiring of key personnel;
•
the relative lack of marketability of our common stock;
•
industry information such as market growth and volume and macro-economic events; and

additional objective and subjective factors relating to our business.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date.

In accordance with the Practice Aid, for our historical valuations performed, we concluded the Hybrid Method was the most appropriate method for determining the fair value of our common stock given our stage of development and other relevant factors. The Hybrid Method is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future financing events, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

The assumptions underlying these valuations represent our board of directors’ best estimates at the time they were made, which involve inherent uncertainties and the application of the judgment of our board of directors. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Subsequent to the direct listing, the fair market value of our common stock based on its closing price as reported on the date of grant on the New York Stock Exchange.

Fair Value Measurements

The Company has a significant number of debt and equity transactions that are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The assumptions used in the Company’s valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statement of Operations.

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

The Company measures the fair value of certain long-lived assets including finite-lived intangible assets on a nonrecurring basis, when such assets are required to be written down to fair value if impaired. Such fair values are classified within Level 3 of the fair value hierarchy, as the valuations contain significant unobservable inputs, including assumptions of the present value of future cash flows, the use of these assets, as well as estimated disposition value.

The Company’s convertible securities and Simple Agreements for Future Equity (“SAFE”) notes are carried at fair value. SAFE notes are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities. Additionally, the Company elected the fair value option for certain convertible notes and SAFE notes, which requires them to be remeasured to fair value each period. If factors change and different assumptions are used, the Company’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations. As a result of the Internal Reorganization and settlements of SAFE notes as part of the Company’s direct listing, these balances have been significantly reduced at of September 30, 2023.

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

The Company determines whether a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The amount recognized is subject to estimation and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Surf Air recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax expense in the accompanying Consolidated Statement of Operations.

JOBS Act

The Company currently qualifies as an “emerging growth company” under the JOBS Act. Accordingly, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. The Company’s utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates and aircraft fuel. Refer to the information included in the section entitled “Risk Factors” in the Company’s Registration Statement as well as in “Item 1A Risk Factors” in this Report.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023, due to presence of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, our management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP

Material Weaknesses in Internal Control Over Financial Reporting

As of September 30, 2023, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient complement of resources resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
•
We did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain effective controls to timely identify and account for capitalizable costs, revenue, stock-based compensation, and debt and equity financing transactions.

•
We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain effective controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
•
We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These material weaknesses resulted in audit adjustments to substantially all of our accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, and as of June 30, 2022 and 2021 and for the six-month periods then ended. Subsequently, those material weaknesses also resulted in misstatements to accrued expenses, additional paid-in capital and stock-based compensation expense to the consolidated financial statements as of December 31, 2022 and for the year then ended. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Additionally, with the closing of the Southern Acquisition, and the continued integration of associated operations and processes into those of the Company, the following material weakness in internal control over financial reporting has also been identified, after considering alignment with previous material weaknesses identified and outlined above:

•
We did not design and maintain effective controls to achieve complete, accurate and timely accounting for debt, deferred liabilities, leases, property and equipment, redeemable convertible preferred shares, accounts payable, and accrued liabilities. This material weakness did not result in adjustments to our consolidated financial statements. However, this material weakness could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Additionally, prior to our acquisition of Southern, Southern reported multiple material weaknesses related to control environment, risks of material misstatement, period-end financial reporting and IT general controls in our Form S-1 filed on September 19, 2023.Those material weaknesses resulted in audit adjustments to substantially all of Southern’s accounts, which were recorded prior to the issuance of the consolidated financial statements of Southern as of December 31, 2022, 2021 and 2020 and for the years then ended. Subsequently, those material weaknesses also resulted in a revision to the previously issued consolidated financial statements of Southern as of December 31, 2022 and 2021 and for the years then ended, and the interim periods ended June 30, 2022 and 2021, to correct for errors in revenues and deferred revenues. Also, in connection with the preparation of Southern’s financial statements for the interim period ended March 31, 2023, Southern identified an error related to the accounting for prepaid passenger ticket deposits. Southern’s management determined that this error was the result of the previously reported material weaknesses. This error was corrected in Southern’s financial statements as of December 31, 2022 and 2021 and for the years then ended and the interim periods ended June 30, 2022 and 2021 as a revision to previously issued financial statements.

Remediation Plans to Address Material Weaknesses

To date, we have developed a plan to address the material weaknesses identified above. This remediation plan consists primarily of: (i) adding key personnel to strengthen the Company’s financial reporting processes, (ii) improving our internal controls around financial systems and processes, (iii) formalizing internal controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions, (iv) engaging a third party to assist in identifying risks of material misstatement and designing and implementing controls to address the identified risks of material misstatement. and (v) designing and operating computer operations, program and system development, and user access and change management controls. We intend to take additional steps to remediate the deficiencies identified above and further evolve our internal controls and processes.

Changes in Internal Control over Financial Reporting

Due to the acquisition of Southern, there were changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Southern’s operations, control processes and information systems into our systems and control environment.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously described in our Registration Statement on Form S-1, filed on November 9, 2023 (File No. 333-275434). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2023, we sold 1,000,000 shares of common stock to GEM under the SPA and received proceeds of $25.0 million. The shares of common stock were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated hereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to the Code of Ethics

On November 10, 2023, the Company’s board of directors approved amending the Company’s Code of Business Conduct and Ethics (the “Code of Ethics”) to specify that the obligations within the Code of Ethics do not impede an individual from communicating directly with governmental or regulatory agencies about possible violations of law or regulations. The Company has filed a copy of the Code of Ethics as an exhibit to this quarterly report. The Code of Ethics may be reviewed by accessing the Company’s public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request.

Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

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

4.1*	Form of Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023)

10.1	Form of Grant Agreement for grants of PRSUs to employees and non-employee directors under the 2023 Equity Incentive Plan

10.2	Form of Grant Agreement for grants of RSUs to employees and non-employee directors under the 2023 Equity Incentive Plan

14.1	Code of Conduct and Ethics

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surf Air Mobility Inc. (Registrant)

Date: November 14, 2023	/s/ Stan Little
Stan Little Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	/s/ Deanna White
Deanna White Chief Financial Officer (Principal Financial and Accounting Officer)