Form 10-K
period 2023-12-31
SURF AIR MOBILITY INC.
filed 2024-03-29
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41759

Surf Air Mobility Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-5025592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12111 S. Crenshaw Blvd. Hawthorne, CA	90250
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 332-5480

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SRFM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on July 27, 2023, based on the closing price of $3.15 per share of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $198 million. The Registrant has elected to use July 27, 2023, which was the closing date of the Registrant’s direct listing on the New York Stock Exchange, as the calculation date because on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2024 was 80,772,431.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Surf Air Mobility Inc. 2024 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the closing of the registrant's fiscal year are incorporated into Part III to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Annual Report on Form 10-K that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services and the dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, and on the current expectations of the Company’s management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations and liquidity, which will depend on operating performance, cash flow and ability to secure adequate financing;
•
the Company’s limited operating history and that the Company has not yet manufactured any fully-electric or hybrid-electric aircraft;
•
the powertrain technology the Company plans to develop does not yet exist and remains subject to approval by regulators;
•
the Company’s ability to maintain and strengthen the Company’s brand and its reputation as a regional airline;
•
any accidents or incidents involving aircraft including those involving fully-electric or hybrid-electric aircraft;
•
the Company’s ability to accurately forecast demand for products and manage product inventory in an effective and efficient manner;
•
the dependence on third-party partners and suppliers for the components and collaboration in the Company’s development of fully-electric and hybrid-electric powertrains, and any interruptions, disagreements or delays with those partners and suppliers;
•
the Company’s ability to execute business objectives and growth strategies successfully or sustain the Company’s growth;
•
risks from the integration of business acquisitions that could adversely affect the Company’s business, divert the attention of management, and dilute shareholder value;
•
increased costs as a result of operating as a public company, and the requirement that management devote substantial time to comply with the Company’s public company responsibilities and corporate governance practices;
•
the ability of the Company’s customers and potential customers to pay for the Company’s services;
•
the Company’s ability to obtain additional financing or access the capital markets to fund its ongoing operations on acceptable terms and conditions;
•
the outcome of any legal proceedings that might be instituted against the Company; and
•
changes in applicable laws or regulations, and the impact of the regulatory environment and complexities with compliance related to such environment.

All forward-looking statements included herein attributable to the Company or any person acting on any party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

SUMMARY RISK FACTORS

Investing in our Common Stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

•
There is substantial doubt about our ability to continue as a going concern. We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
•
We have incurred significant losses since our inception and we expect to incur significant expenses and continuing losses for the foreseeable future. We may not be able to achieve or maintain profitability or positive cash flows.
•
We will need to obtain sufficient financing or other capital to operate successfully. We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing or access the capital markets to fund our ongoing operations and execute on our growth strategy on acceptable terms and conditions.
•
Past financial results may not be a reliable indicator of our future results.
•
We may not have access to the full amount available under the Share Subscription Facility or may not be able to draw down under the Share Subscription Facility in a timely matter (or at all) to meet our existing obligations.
•
We have previously defaulted on our debt and other obligations and there can be no assurance that we will be able to fulfill our obligations under any current or future indebtedness we may incur.
•
Our ability to utilize our NOLs and other carryforwards may be limited.
•
We may never realize the full value of our intangible assets or our long-lived assets causing us to record impairments that may negatively affect our financial condition and operating results.
•
Our contractual obligations could impair our liquidity and materially adversely affect our business, results of operations and financial condition.
•
Our management has identified material weaknesses in our internal control over financial reporting.
•
If we experience harm to our reputation and brands, our business, financial condition and results of operations could be adversely affected.
•
The success of our business will be highly dependent on our ability to effectively market and sell our air mobility solutions as a substitute for alternative methods of transportation.
•
Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.
•
We expect to face intense competition in the regional air mobility industry.
•
Public health threats that we may face in the future could result in additional adverse effects on our business, financial condition and results of operations.
•
We will be dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting and/or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•
The planned fully-electric and hybrid-electric powertrain solutions may not result in the operating cost savings we anticipate, which could negatively impact the future economics of our network operations as well as our ability to successfully sell and market our planned future Aircraft-as-a-Service initiative.
•
Our future fully-electric and hybrid-electric aircraft may require maintenance at frequencies or at costs which are unexpected and could adversely affect our business and operations.
•
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may have a material adverse effect on our business, financial condition and results of operations.
•
We are subject to legal, regulatory and physical risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
•
Our business may be adversely affected by union activities.
•
We are exposed to operational disruptions due to maintenance.
•
Crashes, accidents or incidents of aircraft involving us or our competitors could have a material adverse effect on our business, financial condition and results of operations.
•
We, as well as our development and supply chain partners, have limited experience to date in the development and manufacturing of fully-electric and hybrid-electric powertrains and integrating those newly developed powertrains into existing certified airframes, and we may never develop or manufacture any fully-electric and hybrid-electric powertrains.
•
We are substantially dependent upon our relationships with our strategic partners, and we are or may be subject to risks associated with such strategic alliances. Our reliance on these arrangements, and the loss of any such alliances or arrangements or failure to identify future opportunities could affect our growth plans.
•
Our success will depend on our ability to economically outsource the production, assembly and installation of our fully-electric and hybrid-electric powertrain solutions at scale, and our suppliers for the parts and components of these powertrains are an important part of our business model.
•
Our competitors may commercialize their technology before us, either in general or in specific markets, or we may otherwise not be able to fully capture the first mover advantage that we anticipate.
•
If we are unable to obtain and maintain access to adequate facilities and infrastructure in desirable locations, including securing access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.
•
Our operations are currently concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather and regulatory conditions or other circumstances affecting these metropolitan areas.
•
The profitability of our current operations is dependent on the availability and pricing of aircraft fuel. Periods of significant disruption in the supply of aircraft fuel or elevated pricing could have a significant negative impact on our results of operations and liquidity.
•
If our third-party aircraft operators are unable to support our operations or the growth of our business, or we are unable to add alternative third-party aircraft operators to meet demand, our costs may increase and our business, financial condition and results of operations could be adversely affected.
•
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition. A cyber-attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.
•
If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue and incur costly litigation to protect our rights.
•
Our business will be subject to a variety of extensive and evolving laws and regulations, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel and competitive disadvantages.
•
Continued access to Essential Air Service revenue is of critical importance to us.
•
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
•
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).
•
Our management has limited prior experience in operating a public company.
•
Our shareholders may experience dilution from several different sources.

PART 1

ITEM 1: BUSINESS

Overview

Surf Air Mobility Inc. (the “Company”, “us”, “we” or “our”) is a regional air mobility platform that aims to sustainably connect communities. We intend to accelerate the adoption of green flying by developing, together with our commercial partners, fully-electric and hybrid-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level. We believe bringing electrified aircraft to market at scale will substantially reduce the cost and environmental impact of regional flying, and that such reductions are achievable by the end of the decade. Additionally, we believe operating as a publicly traded company and having efficient access to growth capital will allow us to accelerate the implementation of our strategic plan.

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air Global”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the New York Stock Exchange (“NYSE”). For 2023, which includes the full year of operations of Surf and the operations of Southern from the July 27, 2023 acquisition date, the Company’s combined network served approximately 176,131 passengers across 41 cities with approximately 31,476 departures. We expect the combination of our legacy networks will provide the basis for our expanded, nationwide regional air mobility platform.

Our predecessor company, Surf Air Global, was formed in 2016 and prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and a high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air Global provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air Global drove the early stages of development of our current efforts to develop electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, we believe can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with the our owned and operated fleet.

Our acquisition of Southern in July 2023 has resulted in a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Founded in 2013 as a Delaware corporation, Southern is the largest commuter airline in the United States and the largest passenger operator of Cessna Grand Caravan EXs (“Cessna Caravans”) in the United States by scheduled departures. Southern has multi-year contracts with the U.S. federal government to operate Essential Air Service (“EAS”) routes, which ensures small communities in the United States can maintain a minimum level of scheduled air services.

At the heart of our strategy is our aim of commercializing green regional aviation at scale. We firmly believe that regional air-mobility can displace driving from its predominant position in 100-500 mile travel. There are approximately 5,000 public use airports in the U.S. creating the possibility of a dense point-to-point air network using regional aircraft. We believe that electrified aircraft, which would boast lower operating costs and emissions could be the key to unlock this electrified air-mobility market.

We are today an established regional air-mobility platform providing scheduled and on-demand regional flights to passengers across the U.S. We both operate our own flights and use ‘off fleet’ third-party aircraft to serve our customers. Together with our partners: Textron Aviation, AeroTEC, Jetstream Aviation Capital and Palantir Technologies Inc., we believe that we can catalyze the development of this regional air-mobility market by creating the technology (both hardware and software) and services required to enable this ecosystem and placing ourselves at the center of it. We envision a world where our consumer facing distribution technology is coupled with a full suite of technologies and services, which enable the development of the supply side of our industry – the operator. We call this operator facing product Aircraft-as-a-Service, which includes three elements: electrification technology, operator software suite, and aircraft financing.

Our electrification technology program aims to address the projected demand for thousands of electrified Conventional Take-Off and Landing (eCTOL) aircraft, which will be needed over the next decade to enable a new mass air-mobility market. As estimated by McKinsey & Company in 2023, the electrified regional air-mobility market could reach $75-115B by 2035 and require 18,000-36,000 new and retrofitted aircraft.

Our electrification strategy is to upgrade existing, prolific, regional aircraft by pursuing Supplemental Type Certificates (“STCs”) to install them with fully-electric or hybrid-electric powertrain technology, once these powertrains are fully designed and developed by us, and certified by the Federal Aviation Administration (“FAA”). Due to readiness level of key components intended for use in our powertrain, we are expecting FAA certification of our first product, a fully-electric powertrain STC for the Cessna Caravan to occur in early 2027, and our hybrid-electric Cessna Caravan STC to occur thereafter.

The Cessna Caravan is the initial cornerstone of our electrification program. The Caravan provides a large target market given its position as one of the most prolific family of aircraft in the single engine turboprop category, with approximately 3,000 aircraft in use worldwide.

Our electrification program will initially focus on the creation of fully-electric and hybrid-electric powertrains for the Cessna Caravan EX and is expected to be expanded to other variants of the Caravan family in the future. The electrified Caravans are projected to have significantly reduced operating costs and emissions. Our Caravan fleet, operated by our subsidiary Southern Airways, will act as the initial “install base” for our electrified powertrain technology, followed by our operator-customer fleets around the world.

We have relationships with industry leaders across the value chain, which we believe provide significant competitive advantages as we pursue the implementation of our electrification program. We intend to be the exclusive supplier of fully-electric and hybrid-electric propulsion systems for the Cessna Caravan to Textron Aviation Inc. (“TAI”), one of the largest general aviation original equipment manufacturers (“OEMs”) in the world by units sold.

We have also entered into a definitive agreement with our electrification and certification partner, AeroTEC, a leading aerospace engineering firm with deep experience in electronification of aircraft, to work exclusively with us to develop and obtain STCs for a series of fully-electric and hybrid-electric Cessna Caravans.

Our operator software suite is being developed in partnership with Palantir Technologies Inc. to enable the regional air-mobility market to operate at scale. We intend to provide Part 135 operators with the software tools they need to operate and grow their business successfully, an ‘operating system’ for regional aviation. Our software platform strives to provide operators with distribution, operations, maintenance, and other business applications. This is expected to include functionality such as revenue management, crew scheduling, maintenance planning, and customer analytics, to name a few.

Our software suite is expected to leverage Palantir’s large data models and AI driven systems to enhance the user’s ability to make informed decisions based on multiple first and third party data sources as well as connected aircraft. In the future, we expect that EP1 Caravan aircraft will be connected to this software suite, continuously sharing data from multiple onboard sensors, adding to the cumulative fleet data and enabling us to provide operators with trend monitoring and predictive maintenance functionalities. These are expected to reduce the cost of operations as well as improve the uptime of the EP1 system.

The third part of our Aircraft-as-a-Service product is planned to be aircraft and powertrain financing. We and Jetstream Aviation Capital, LLC (“Jetstream”) have entered into a master agreement (“Master Agreement”) to finance up to $450 million to fund the planned growth of our fleet of turboprop aircraft. We expect to deploy this capital to finance our current TAI fleet order and, once the EP1 powertrains are certified, to allow us to help operator-customers finance their EP1 upgrades and new aircraft purchases from TAI.

In addition, we, through our subsidiary Southern Airways Express, and SkyWest Airlines, Inc. (“SkyWest”) are partnered to provide a pilot hiring and training pathway. We believe this is a key relationship, which allows us to ensure a steady and predictable pilot pipeline.

Lastly, we have entered into a memorandum of understanding (“MOU”) with Signature Flight Support LLC (“Signature”) for fixed base operator (“FBO”) services (e.g. fueling, hangaring, parking and aircraft rental) at airports and the support of our existing and future network.

Our Strategy

Our future business strategy is built on six key premises:

1.
Large Addressable Market

Our strategic plan is focused on capturing a meaningful portion of the point-to-point regional air mobility market currently served by automobiles and inefficient hub-and-spoke airline business models. Based on a study published by

McKinsey & Company in 2023, we believe the total global market opportunity for point-to-point regional air mobility of approximately 100 - 500 miles will be approximately $75 billion to $115 billion worldwide and, based on management’s estimates, approximately $15 billion to $22 billion in the United States by 2035.

We believe this overall market opportunity captures the full value chain required to enable electrified flight through 2035, which includes ticket sales, as well as powertrain sale and maintenance, aircraft leasing and ownership and energy costs. With our ecosystem-based business model we believe we will be well-positioned to grow into adjacent revenue streams as the industry evolves.

Traditional airline approaches to analyzing addressable travel markets have used data based on origin and destination of flights to and from hub and spoke airports. We believe that an alternative approach, taking a high granularity “zip-code to zip-code” view of demand based on mobile device location data, is a more accurate assessment of the addressable market for short haul regional travel. We will continue to develop and improve this mode of analysis with the help of our software partner, Palantir, as we believe this is key to informing our business in the following ways:

•
Location Specifics. Unlike traditional airline planning which focuses on airport-to-airport movements, our demand projections are based on mobile device location data that provides high resolution, door-to-door travel pattern information. We believe that overlaying this data on the 5,000 public use airports in the United States creates the opportunity to build a flight network that more accurately addresses the true demand and behaviors for regional air travel.
•
Modes of Transport. Mobile device data is agnostic of mode of transport, and encapsulates regional trips taken on commercial airlines as well as those regional trips taken by car, train or bus. Removing this data bias allows us to make network planning decisions based on the behavior of all travelers who might consider a regional air mobility solution should it be available at an attractive price point.
2.
Advantaged Path to Electrification

We believe non-stop point-to-point regional air travel will be the initial market application and catalyst for electrified flight, and that the technology to electrify the global fleet of regional aircraft exists today. We intend to pursue STCs from the FAA for the electrification of existing aircraft, starting with certifying fully-electric and hybrid-electric powertrains for the Cessna Caravan family of aircraft, an electrified powertrain family we are calling EP1.

We believe that upgrading aircraft with large existing fleets and that are still in production, by installing into these aircraft fully-electric or hybrid-electric powertrains through an STC process is an efficient go-to-market approach.

STCs are a well-established form of modifying and upgrading already certified aircraft as opposed to a “clean sheet” design, which involves creating a completely new aircraft from the ground up. Successfully developing and certifying STCs for installation of fully-electric and hybrid-electric powertrains on existing aircraft types reduces risk, required capital investment and development time. We are taking what we believe to be a pragmatic approach, first certifying an STC with what we believe is the best technology available, with less risk and shorter timeline for certification in order to produce an aircraft capable of range, speed and performance specifications necessary to service the routes both we and our operator-customers plan to serve.

Developing and certifying our initial fully-electric and hybrid-electric powertrains will be accomplished through our commercial arrangements with AeroTEC and TAI. We have entered into exclusive arrangements with these companies to achieve certification of and commercialize fully-electric and hybrid-electric powertrains. AeroTEC is a leader in the category of aircraft we are focused on, having already flown an eCaravan demonstrator engineered to showcase all-electric flight. AeroTEC, has also designed, developed, tested and certified more than one hundred projects in the aerospace industry. We expect that our data license and exclusive collaboration, marketing and sales relationship with TAI, the Cessna Caravan OEM, will reduce the development workload and time required to achieve issuance of our STC and will assist in the introduction of the fully-electric and hybrid-electric powertrains into the market. Due to readiness level of key components intended for use in our powertrain, we believe we can obtain STC certification of the fully-electric powertrain by early 2027 and for the hybrid-electric powertrain thereafter by 2028, with commercialization of the powertrains shortly thereafter.

We are developing the EP1 hybrid-electric powertrain with our commercial partners to enable these aircraft to perform similar flights and routes as the turbine combustion model. The fully-electric version of the EP1 for Cessna Caravans is expected to reduce direct operating costs for operators by up to 50% and direct emissions by up to 100%, compared to today’s turboprop powered Cessna Caravans. We believe the first version of the fully-electric EP1 installed Caravan will be able to perform approximately 30% of the missions flown by the global Caravan fleet today. As battery technology improves and subsequent generations become more energy-dense this variant’s utility will increase. We are designing this system with the generational scalability in mind.

The EP1 hybrid-electric powertrain for the Cessna Caravan is expected to reduce direct operating costs for operators by up to 25% and to reduce up to 50% of emissions, while retaining similar performance characteristics, compared to today’s turboprop powered Cessna Caravans. By using Sustainable Aviation Fuel (SAF) the hybrid-electric EP1’s emissions profile can be further improved. We believe the hybrid-electric EP1 powertrain will be able to perform approximately 90% of the missions flown by the global Caravan fleet today. We believe the increased operational flexibility of the hybrid-electric EP1 aircraft will result in a long service life, well beyond the widespread introduction of fully-electric aircraft.

Our launch products are based on existing battery technology, which we believe is a key differentiator which will allow us to go to market faster. We intend to certify a fully-electric variant first, which we believe will initially have a smaller applicable market.

Operators purchasing new Cessna Caravan aircraft and existing Cessna Caravan operators will have the ability to upgrade and convert their new and existing Cessna Caravan aircraft to EP1 fully-electric and hybrid-electric powertrain-equipped Cessna Caravans using our EP1 STC with reduced operating costs and lower emissions. We are targeting to offer EP1 powertrains to operators at an equivalent price to their current engine overhaul cost.

We will be the owner of the EP1 STC for the fully-electric and hybrid-electric powertrain and we plan to co-market and sell our EP1 fully-electric and hybrid-electric powertrains together with TAI under our exclusive sales and marketing agreement. This agreement provides for including the SAM EP1 fully-electric and hybrid-electric powertrain for the Cessna Caravan aircraft in sales and marketing materials distributed to authorized dealers, displaying the SAM EP1 fully-electric and hybrid-electric powertrains for the Cessna Caravan aircraft on our website and TAI’s, including representatives of ours and TAI at trade show booths and marketing the EP1 fully-electric and hybrid-electric powertrains for the Cessna Caravan aircraft and conversions of existing Cessna Caravan aircraft to EP1 powertrain aircraft to all owners of pre-owned Cessna Caravans.

We believe we will be able to upgrade our initial EP1 STCs to improve their performance over time as battery technology continues to improve. Based on the knowledge and experience gained from the development and certification of fully-electric and hybrid-electric powertrains for installation on the Cessna Caravan, including the proprietary software and power controls we will develop, we intend to extend or replicate our initial STC into multiple aircraft types using a variant of the same powertrain technology.

Several other models of regional aircraft could be electrified within the next five to ten year and we expect to replicate our Caravan business model to bring electrified variants of these aircraft to market.

We intend to have all of its powertrains continuously digitally connected to our technology platform and ecosystem, as part of our Aircraft-as-a-Service program. The pooling of powertrain data overtime will enable us to provide predictive maintenance and planning functionalities that will further improve the operational benefits to our operator-customers.

3.
Aligned with Leading Players

To support our growth and technology plans, we have established important commercial relationships with leading players involved in the aviation and technology industries, including those expected to produce components for fully-electric and hybrid-electric powertrains for aircraft. We believe our strategic relationships with TAI, AeroTEC, Jetstream, SkyWest, Signature and Palantir empower our plan. We believe the result of these relationships will be the acceleration of our ability to bring fully-electric and hybrid-electric powertrains for the Cessna Caravan to market, to create a differentiated regional travel experience of scale, and to generate substantial demand from consumers for a new form of regional travel.

We have relationships with leading players across the value chain, which we believe provides significant competitive advantages as we pursue the scaling of our point-to-point regional air mobility ecosystem and aircraft electrification.

Our relationships with these leading players, and our reliance on these relationships may give rise to a number of risks. See the section entitled “Risk Factors - Risks Related to Our Dependence on Third Parties - We are substantially dependent upon our relationships with our strategic partners, and we are or may be subject to risks associated with such strategic alliances. Our reliance on these arrangements, and the loss of any such alliances or arrangements or failure to identify future opportunities could affect our growth plans”.

Airframes - Textron Aviation Inc.

We intend to be TAI’s exclusive supplier of certain identified categories of battery electric and hybrid-electric propulsion systems for the Cessna Caravan for an eight-year term. Cessna Caravan aircraft with the propulsion systems installed will be co-branded as “Cessna Caravan SAM EP1”. We and TAI have entered into a sales and marketing agreement, through which TAI will market the EP1 STC through its existing Cessna Caravan sales channels. TAI will provide engineering support and a data license to facilitate our development of our STCs. We intend to become TAI’s official leasing partner for the EP1. We will purchase 90 new Cessna Caravans over a five-year period, with deliveries beginning in 2024 and with an option for up to 38 additional Cessna Caravans to be delivered over seven years.

We believe this commercial relationship with TAI, the producer of the Cessna Caravan, will help drive broad adoption of our EP1 powertrains once certified. Our ability to leverage TAI’s recognizable brand, strong market position, existing sales, marketing and distribution channels and global service network is a key differentiator versus other competitors in the space hoping to launch entirely new clean-sheet designs.

Electrified powertrain certification - AeroTEC

AeroTEC develops, tests and certifies new aircraft and other aerospace products for many of the top OEMs and Tier 1 suppliers in the aviation industry. They have a proven track record of development and integration across dozens of high profile, complex and cutting edge electrification programs including the eCaravan demonstrator, a Cessna Caravan engineered to demonstrate all electric flight.

AeroTEC is working exclusively with us under a work-for-hire contract to develop and obtain a series of Cessna Caravan STCs for hybrid and other electrified Cessna Caravans. AeroTEC will initially manage integrating the individual components from the supply chain manufacturers and the assembly process of the powertrains. We will own the STCs and all related intellectual property.

This relationship allows us to benefit from a large existing team of over 250 engineers and experts with a track record of success from having brought over 100 projects, the majority of which are certification projects, to market while also allowing us to own and control the developed STC and potentially other intellectual property. In addition, our relationship builds an initial foundation with this first aircraft type, which we believe can scale across the 9-to-30-seat turbo-prop category.

Aircraft Financing - Jetstream Aviation Capital

Jetstream is the largest global aircraft lessor focused exclusively on commercially-operated turboprop regional aircraft and engines. Jetstream works in partnership with many of the world’s leading regional airlines to provide financing solutions and market expertise across a large portfolio of turboprop aircraft and engines.

We and Jetstream entered into the Master Agreement regarding the principal terms of an arrangement to finance up to $450 million through a customized operating lease and sale structure that will fund the planned growth of our fleet of turboprop aircraft. We will have access to this financing facility over the next six years for both new and used Cessna Caravan and Pilatus PC-12 aircraft, subject, among other things, to the entry into separate binding sale and purchase agreements for each individual aircraft and a separate binding lease agreement for each individual aircraft.

We believe that Jetstream will bring significant expertise as a leasing partner with deep asset knowledge in sourcing and financing Cessna Caravan and Pilatus PC-12 aircraft. Jetstream also operates an engine leasing program which we intend to leverage to support the re-selling of used internal combustion engines available following an upgrade to an electrified powertrain.

Pilots - SkyWest

SkyWest is the largest regional airline in the United States. SkyWest operates under contracts for major U.S. airlines, including United Airlines, Delta Air Lines, American Airlines and Alaska Airlines, and carried more than 40 million passengers in 2023.

Since 2018, our subsidiary, Southern Airways Express, has partnered with SkyWest to provide a pilot hiring and training pathway. Over approximately 18 months, pilots graduate from first officer to captain whereupon they are committed to fly additional hours at Southern before eligibility to fly at SkyWest. Along this path, SkyWest awards pilots retention bonuses as they move through career milestones. we currently hire nearly 200 new pilots per year as a result of this partnership, which we believe is a significant competitive advantage for both our current and future network needs.

We believe the availability of new pilots and the career advancement process through the SkyWest cadet program is an attractive and currently successful pilot acquisition tool and a key differentiator for the business.

As our flight network grows, we believe that our relationship with SkyWest will be critical for maintaining consistent, reliable operations at scale and position us as a go-to pilot onboarding funnel to help mitigate and potentially reverse the effects of the current national pilot shortage.

Ground operations and Sustainable Aviation Fuel - Signature Flight Support

Signature has the world’s largest network of FBO with approximately 200 locations. Signature’s worldwide network of FBOs delivers essential support service for business and private aviation, including, among other services and amenities, refueling, hangar services, maintenance, repair and overhaul.

We and Signature have entered into an MOU for FBO services and the support of our network at existing and new Signature locations, the co-development of a standardized and exceptional end-to-end customer experience, the advancement, development and scaling of green aviation technologies and services (including SAF and electrification infrastructure) as well as co-marketing and branding opportunities across our common customer base. Additionally, we intend to collaborate on the co-development and co-investment of the technology, infrastructure and facilities required to support ground operations.

We believe a partnership with Signature will provide us access to key FBO locations at our existing and planned route locations, helping to create a consistent ground experience for our customers by leveraging their seasoned service model. Additionally, we believe Signature’s existing presence and expertise in the deployment of SAF will help us accelerate our path to fully sustainable flight.

Technology - Palantir

Palantir builds software that empowers organizations to effectively integrate their data, decisions and operations. They are focused on creating improved user experience for working with data, one that empowers people to ask and answer complex questions without requiring them to master querying languages, statistical modeling or the command line.

We have contracted with Palantir to leverage their Palantir Foundry platform to support us in scaling our growth and impact across a range of key service areas, including bookings and reservation, operator tools, operator partnership services, our pricing engine and fleet management systems. Palantir has agreed to accept either cash or Common Stock as compensation for their services.

Creating the proper data foundation is an important building block to support our goals of creating a fully connected airplane. We believe Palantir’s depth of professional services and production infrastructure support will be a key differentiator in delivering on our vision.

4.
Significant Operating Expertise

We, through our subsidiary Southern Airways Express, operate the largest passenger fleet of Cessna Caravans in the United States by scheduled departures (as of December 31, 2023) and have significant operating scale, a robust set of EAS routes contracted with the DOT and a pilot development pipeline that helps to manage national pilot shortage issues. We also currently operate a technology-forward on-demand and scheduled regional aviation platform, These two facts, along with the key strategic relationships we have secured will enable us to through our electrification and operational growth plans.

As of December 31, 2023, our combined scheduled network connected an aggregate of 41 cities in 16 U.S. states.

Sources of Air Mobility Revenue

We generate revenue from two categories of air mobility services:

Scheduled Air Service - We generate revenue from operating scheduled commercial air service flights which are sold to the public primarily on a per seat basis, as well through membership subscriptions, principally relating to two main categories of membership: All-You-Can-Fly (“AYCF”) and Pay-As-You-Fly (“PAYF”).

Of our combined fleet of 55 aircraft, 40 are Cessna Caravans as of December 31, 2023. For the year ended December 31, 2023, our total fleet averaged approximately 193 daily departures. We believe we are the largest commuter air carrier by both size of Cessna Caravan fleet and number of scheduled departures of Cessna Caravans in the United States and we believe that in the future our scale could result in an increase in the number of average daily departures, fares and load factor compared to today. With our EP1 fully-electric powertrain expected to enter service shortly after we receive certification, which we anticipate to occur early in 2027, we believe we can be the first to operate an electrified fleet of aircraft in commuter operations.

We generate revenue from EAS revenue awards from the Department of Transportation (“DOT”).

The EAS program was put into place in the United States following the Airline Deregulation Act of 1978 to ensure that small communities continued to receive a minimal level of air service. EAS revenue awards are guaranteed revenue contracts issued by the DOT with revenue earned for completed flights. The EAS program subsidizes scheduled flights to connect underserved communities with larger airline hubs. These contracts help add predictable stability to Southern’s operations from both a route and revenue planning perspective. As of May 1, 2023, the EAS market size for annual contract subsidy rates was approximately $400 million.

We are a leader in securing and renewing EAS contracts, which we believe will be a critical differentiator as we work to expand our point-to-point short haul regional air mobility network. We work with key stakeholders in the communities in which we intend to serve as well as the DOT, and we have been able to tailor air travel solutions that are responsive to the key needs of these smaller, underserved communities. We have consistently been able to differentiate ourselves to win contracts by leveraging our large scale and depth of operational expertise to offer a low cost, highly reliable service proposal.

On-Demand - We generate revenue from on-demand flights created for customers on an ad-hoc, by request basis. A small number of the on-demand flights are operated on our fleet; the majority are arranged on third-party turboprops or small jets. For the year ended December 31, 2023, we generated revenue of $21 million from on-demand operations.

Today, we offer on-demand flight booking capabilities on our consumer platform enabled by our Surf Air mobile app. This business represents a capital light source of revenue.

Customer Experience

We believe that the customer experience that we have developed is a meaningful differentiating advantage. We have strived to create an exceptional flying experience solving the greatest pain points of regional commercial flying. Through our large scale, we have a substantial customer service operation to support our travelers. We intend to give our customers a stress-free and time-saving airport and travel experience.

Seamless Booking. Our customer journey begins digitally through both our booking app and website, creating a personalized air travel experience. Using the mobile app and website, customers have access to a real-time digital marketplace, which we believe enhances and simplifies the user experience. Customers can conveniently purchase tickets on existing scheduled flights or create private charters. Customers have access to an array of available aircraft to meet various travel needs.

Local Airports & Private Terminals. We operate scheduled and on-demand flights in and out of small airports and private terminals. This provides our customers with the convenience of an accessible airport closer to their origin and/or destination and the convenience of a private terminal experience. In the future, together with Signature, the world’s largest private aviation terminal operator, we intend to expand our footprint enabling us to replicate our flying experience at scale. We believe that local airports can transform into centers for pilot training, community job growth, and growth for local businesses.

Reduced Travel Times. Operating in and out of regional airports and private terminals reduces travel time for our customers. On a typical commercial flight, major airlines recommend customers arrive two hours before their departure time. In contrast, our customers typically only need to arrive 30 minutes before their flight, which results in our passengers saving approximately 1.4 to 1.6 hours per departure.

Hassle Free Experience. Our customer services and station teams offer all customers a direct touchpoint to help manage any travel related needs leading up to and on the day of the flight. Southern currently has interline agreements with major commercial airlines, including United Airlines, Inc., American Airlines, Inc., Alaska Airlines, Inc. and Hawaiian Airlines, Inc, which help coordinate baggage claim for customers who fly different airlines on various legs of their trip, assisting in a hassle free experience.

Pilot Shortage Solution. Recent and longer-term trends in the airline industry have led to a large disruption in the supply of available aircraft pilots. A reliable, predictable and adequate availability of pilots is an integral part of any airline’s ability to maintain consistent scheduling of their operations. We believe that our business model, flying under Part 135 regulation and using primarily single-engine aircraft, will enable us to be a solution to the pilot shortage by providing pilots to certify as first officers and captains earlier, and creating a talent pool that does not compete with other airlines that operate multi-engine aircraft. Furthermore, with our pilot partnership with SkyWest, we are able to ensure that hiring and retention costs are offset in part by promoting pilot career flow into the regional airline industry.

As we plan to transition to fully-electric flight, we believe we are well-positioned to manage programs designed for training pilots for any new requirements related to the operation of electrified aircraft. Through our combined leverage as suppliers of new electrified aircraft and facilitators of a pilot training pipeline, we believe we can create a program that helps to ensure an adequate supply of pilots for the introduction of electrified flight.

We believe that our current and future experience and knowledge, generated by operating our own large scheduled fleet and charter operation, combined with our partnerships and interactions with operators, brokers, lessors and OEMs puts us in a strong position to identify, create and commercialize the best electrification products and services for our evolving industry.

Access to Sustainable Aviation Fuel. Our relationship with Signature is expected to increase our access to SAF. Signature offers fuel throughout their FBO network as one of their base services. Signature, through their Signature Renew program, has committed to, and is already offering, SAF at select locations with plans to expand throughout their network. We expect to benefit from this existing footprint and intends to work with Signature to make SAF available more broadly in our network.

5.
Experienced Management Team and Board

Our management team has significant experience in the aerospace and commercial aviation industry, as well as adjacent sectors, including hospitality and consumer branding. Our team brings with them previous senior level experience from a range of companies including Delta Air Lines, Fairchild Dornier, Flexjet, Lufthansa, Virgin America, and Wisk. The ongoing evolution and implementation of our strategy will be guided and overseen by an experienced and independent board of directors.

6.
Ecosystem-Based Business Model

If we are able to achieve certification of fully-electric and hybrid-electric powertrains, we intend to introduce them into the market using business models which we expect will produce both one-time and recurring revenue streams. Among other steps, once developed and certified, we intend to sell or lease our electrification technology to other aircraft operators regardless of which network they serve and to work in close partnership with selected aircraft manufacturers and manufacturers of components of fully-electric and hybrid-electric propulsion systems to design and develop additional STCs. We believe operating at the center and providing valuable services across the value chain of the regional air mobility ecosystem as well as coordinating the various parties can lead to additional earning opportunities for us.

We believe there is significant value to be created by leveraging our ability to serve both customers and operators within the regional flying ecosystem. We believe this will accelerate the demand for green regional flying. By enabling new demand through our digital marketplace operations and catalyzing new supply through new technology and financing solutions, we believe we can create an ongoing cycle of growth.

We plan to invest in creating a scheduled network connecting many of the underutilized regional airports in the United States. We have developed a regional air mobility network growth plan based on mobile device and various demographic data layers, which resulted in a network growth plan across approximately 30 U.S. regional networks with approximately 200 “tier 1” routes. We intend to pursue this plan using our own air operation and by leveraging third-party air operators.

We have extensive experience using third-party operators in our scheduled and on-demand operations. As a result, we believe we will have in-depth knowledge of the success factors and key challenges facing independent operators and can facilitate operator relationships by deploying our Aircraft-as-a-Service strategy. Aircraft-as-a-Service is the product we intend to offer operators. Aircraft-as-a-Service encapsulates bundling certain aircraft ownership related costs, potentially including leasing, insurance, powertrain maintenance and operating software purchase or rental for both conventional internal combustion and/or electrified aircraft to operators with the goal of creating a recurring revenue stream.

Government Regulation

The Company will be subject to government regulation at local, state, national and international levels. The scope of these regulations is exceedingly broad, covering a wide range of subjects that includes, but is not limited to, those summarized below. Given the dynamic and rapidly evolving nature of the regulatory environment, the conduct of our business will always include a measure of risk and we may not be able to predict or control how new regulations might be written, or predict how existing regulations may be interpreted, or enforced.

Various aspects of our business, including scheduled and on-demand air service and electrification, are all impacted by interrelated but distinct regulatory frameworks.

Principal Domestic Regulatory Authorities

DOT

The U.S. Department of Transportation (the “DOT”) is the principal regulator of economic and consumer protection matters in the U.S. commercial aviation industry. The DOT licenses and oversees the operations of all carriers. This includes economic authority to conduct business as a type of air carrier, as well as consumer protection and insurance requirements that are applied to the conduct of such business. The DOT also oversees the marketing, sale and performance of public charter flights (charter flights which are sold by the seat) that may be arranged by an indirect air carrier (i.e., an entity that does not operate aircraft but contracts as a principal with a direct air carrier to do so on its behalf), for the purpose of offering its chartered flights to the public that will be performed by an identified direct air carrier at a predetermined date and time (in contrast to the on-demand, or as-needed/where-needed, character of certain of our services). The DOT oversees and regulates how airlines advertise and hold out services. The DOT also oversees the sale, holding out and arrangement of single-entity charter air transportation (charter of the entire capacity of an aircraft, in contrast to public charter flights which are sold by the seat). The DOT has authority to enforce laws and regulations against engaging in “unfair” or “deceptive” practices in the sale or provision of air transportation. The DOT promulgates and enforces various other consumer protection laws and regulations to which we are subject, including requirements related to non-discriminatory access to air transportation for disabled passengers, data reporting, recordkeeping, advertising and ticket sales, among others. The DOT is also responsible for monitoring and assuring that U.S. air carriers remain fit, willing and able at all times to provide the services for which they are licensed, and that such carriers qualify continuously as citizens of the United States within the meaning of U.S. aeronautical laws and regulations.

The Company will be subject to U.S. laws regarding privacy of passenger and employee data, including as enforced by the DOT, that are not consistent in all jurisdictions where we operate and which are continually evolving, requiring ongoing monitoring and updates to our privacy and information security programs. Although we dedicate resources to manage compliance with privacy and information security obligations, the challenging and uncertain regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement and legal claims or proceedings.

FAA

The FAA is an operating administration of the DOT and the principal regulator of safety matters in the U.S. aviation industry. The FAA’s regulations touch on many aspects of civil aviation, such as the design and manufacture of aircraft, engines, propellers, avionics and other components, including applicability of engine noise and other environmental standards; the inspection, maintenance, repair and registration of aircraft; the training, licensing or authorizing and performance of duties by pilots, flight attendants and maintenance technicians; the testing of safety-sensitive personnel for prohibited drug use or alcohol consumption; the design, construction and maintenance of runways and other airport facilities; the operation of air traffic control systems, including the management of complex air traffic at busy airport facilities; the safety certification and oversight of air carriers including their operations and maintenance; the establishment and use of safety management systems by air carriers; the promotion of voluntary systems to encourage the disclosure of data that may aid in enhancing safety; and the oversight and operational control of air carriers by their accountable managers, directors of operations, directors of maintenance and other key personnel.

TSA

The Transportation Security Administration (the “TSA”) is an administration within the U.S. Department of Homeland Security which issues security programs to air carriers and ensures that air carriers operate in a manner consistent with any security program and other requirements issued to the carrier.

Facilities

Our headquarters is located in a leased 5,500 square foot facility in Hawthorne, California. The lease of this facility expires in August 2026.

Southern’s headquarters is located in a leased workspace in Palm Beach, Florida. The lease of this facility expires in April 2025.

Human Capital/Team

As of December 31, 2023, we had 833 employees, of which 625 were full-time and 208 were part-time.

We have not experienced any work stoppages and consider our relationship with our employees to be good. Our employees are divided across various core business functions, including operations, sales and marketing, research and development, customer service and finance and administration.

None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Commitment to Environmental, Social and Governance Leadership

We are seeking to build a regional air mobility ecosystem that will sustainably connect communities. We intend to accelerate the adoption of green flying, bringing electrified aircraft to market at scale in order to substantially reduce the cost and environmental impact of regional flying. In so doing, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change. We are working to build a dedicated, diverse and inclusive workforce to achieve this goal while striving to adhere to best practices in risk assessment, mitigation and corporate governance.

Our ESG efforts consist of focusing on the following:

•
Environmental. Being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption.
•
Social. Promoting diversity, equity and inclusion, while underpinning all of our activities with a core focus on health and safety.
•
Governance. Upholding our commitment to ethical business conduct, integrity and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.

Diversity, Equity and Inclusion

We work diligently to create a diverse, equitable and inclusive work environment. We strive to provide equal opportunities for growth, success, promotion, learning and development, and aim to achieve parity in the way we organize, assign and manage projects. We are focused on building support across all teams and individuals, with the aim that everyone has a voice, and treats each other with respect.

Intellectual Property

Our ability to protect our material intellectual property is important to our business. We seek to protect our intellectual property (including our technology and confidential information) through a combination of trademarks and trade secret protections, as well as contractual commitments and security procedures. We generally require employees and consultants to enter into confidentiality and assignment of inventions agreements and certain third parties to enter into nondisclosure agreements.

We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property. We own certain trademarks important to our business, such as the “Surf Air” and “Mokulele Airlines” trademarks in the United States.

We currently own the “surfair.com” Internet domain-name registration and the “iflysouthern.com” and “mokuleleairlines.com” domain-name registrations. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name “Surf Air” or “Southern” or are otherwise relevant to or descriptive of our business.

We have chosen to rely primarily on copyright and trade secret law in order to protect our software and have chosen not to register any copyrights in these works. However, in the United States, copyrights must be registered in order to bring a claim for infringement and to obtain certain types of remedies. Even if we decide to register a copyright in our software to bring an infringement action, the remedies and damages available to us for unauthorized use of our software may be limited.

Intellectual property laws, contractual commitments and security procedures provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, trade secrets, know-how and other materials may be independently developed by our competitors or revealed to the public or our competitors and no longer provide protection. In addition, intellectual property laws vary from country to country. We may therefore be unable to protect certain of our technology, brands or other intellectual property in the U.S. or other jurisdictions.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file patent applications when we determine it would benefit our business to do so.

Privacy and Data Protection

There are many requirements regarding the collection, use, transfer, security, storage, destruction and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business, compliance with laws governing the use, collection and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.

We receive collect, store, process, transmit, share and use personal information and other customer data, including passenger data, and we rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share and use such personal information, including payment information. A variety of federal, state, local, municipal and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information.

Corporate Information

We were originally founded in 2011 and incorporated in 2021 in Delaware. Our principal executive offices are located at 12111 S. Crenshaw Blvd., Hawthorne, CA 90250, and our telephone number is (424) 332-5480. Our website address is www.surfair.com. Our Common Stock is listed on the New York Stock Exchange under the symbol “SRFM”.

Available Information

Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.surfair.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the Company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance guidelines, code of business conduct and ethics and Board committee charters are also posted on the Investor Relations section of our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A: RISK FACTORS

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition and results of operations, and the trading price of our Common Stock could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our Common Stock.

Risks Related to Our Financial Position and Capital Requirements

There is substantial doubt about our ability to continue as a going concern. We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

We have incurred losses from operations, negative cash flows from operating activities and have a working capital deficit. We are currently in default of certain excise and property taxes, as well as certain debt, tax and other contractual obligations as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “- Risks Related to our Financial Position and Capital Requirements - we have previously defaulted on our debt and other obligations and there can be no assurance that we will be able to fulfill our obligations under any current or future indebtedness we may incur”. In addition, COVID-19 related disruptions in air travel significantly impacted our business and contributed to a decrease in membership sales, flight cancellations and significant operational volatility. There can be no assurances that we can cure any defaults that remain outstanding, or if cured, that we will not default on future obligations.

Our success is largely dependent on the ability to raise debt and equity capital, increase our membership base, increase passenger loads, and continue to expand into regions profitably throughout the United States.

We have funded our operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities and preferred and common share financing arrangements. A significant amount of funding to date has been provided by entities affiliated with a co-founder of the Company. We will need additional financing to implement our full business plan, including our plans to electrify our fleet, which is a core part of our growth strategy, and to service our ongoing operations. We are evaluating, and will continue to evaluate, strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt, entering into other financing arrangements, or restructuring of operations to grow revenues and decrease expenses.

If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we will be required to seek other sources of liquidity or to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, restructuring our operations and possibly divesting all or a portion of our business, reducing spending on payroll, marketing, station rent and aircraft purchases necessary for our planned network, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric and hybrid electric aircraft and reducing funding or deferring of capital expenditures, any of which could have a material adverse effect on our financial position, results of operations, cash flows and ability to achieve our business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect our business, results of operations or financial condition include, but are not limited to the ability to raise additional capital (or financing) to fund operating losses, refinance our current outstanding debt, sustain ongoing operations, the ability to attract and maintain members, the ability to integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and the ability to measure and manage risks inherent to our business model.

Moreover, some of our vendors and suppliers likewise rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets (including as a result of the aforementioned factors that have impacted our operations). If such vendors or suppliers are unable to raise adequate capital to fund their business plans, they may not be able to comply with their obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant losses since our inception and expect to incur significant expenses and continuing losses for the foreseeable future. We may not be able to achieve or maintain profitability or positive cash flows.

We have incurred significant losses since the Company’s inception. We incurred net losses of $250.7 million and $74.4 million for the years ended December 31, 2023 and 2022, respectively. We expect our operating expenses to increase over the next several years as we endeavor to increase our flight cadence, hire more employees and fund third-party research and development efforts relating to the development of our electrification technology, as well as due to macroeconomic factors such as rising inflation rates. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we continue to have negative cash flow or losses resulting from our investment in increasing our member base and passenger loads or expanding our operations into regions throughout the United States, our business, financial condition and results of operations could be materially adversely affected. Going forward, our future losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

The continued growth of our business will require significant investments in the development of fully-electric and hybrid-electric powertrains, our aircraft fleet, ground-based infrastructure, information technology and marketing and sales efforts. Our current cash flow has not been sufficient to support these needs to date. We have historically had negative cash flows and a working capital deficit, and have funded our operations and capital needs to date through the proceeds received from the issuance of various debt and equity instruments. Going forward, our ability to effectively manage growth and expansion of our operations will also require us to enhance various systems, including in relation to research and development, operations and internal controls and reporting. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources. If our business does not generate the level of available cash flow required to support these operations and investments, and we are not able to determine an alternative solution to obtain the funding needed for our future operations, there may be a material adverse effect on our business, financial condition and results of operations.

We may not have access to the full amount available under the Share Subscription Facility, or may not be able to draw down under the Share Subscription Facility in a timely manner (or at all) in order to meet our existing obligations.

Pursuant to the Share Subscription Facility, upon the terms of and subject to the satisfaction of certain conditions, we will have the right from time to time at our option to direct GEM to purchase up to a specified maximum amount of shares of our Common Stock, up to a maximum aggregate purchase price equal to $400 million over the duration of the Share Subscription Facility. We may request advances from GEM (“GEM Advances”) at any time in an aggregate amount of up to $100 million. We intend to draw upon the GEM Advances in 2024 and 2025 to augment our capital resources to address our capital needs. For a further description of the Share Subscription Facility and the other conditions to GEM’s commitment to purchase shares, see the section entitled, “Business - Key Agreements - Financing Arrangements - Share Subscription Facility”.

Our failure to satisfy any conditions under the Share Subscription Facility may result in our inability to request future GEM Advances or other draw downs pursuant to the Share Subscription Facility. In addition, GEM will not be obligated to (but may, at its option, choose to) purchase shares of our Common Stock to the extent such purchase would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder) by GEM, together with its affiliates, of more than 9.99% of our issued and outstanding Common Stock. Such beneficial ownership limitation will not apply to the GEM Advances. There can be no guarantee that we will be able to access future GEM Advances or other draw downs available under the Share Subscription Facility. Our inability to access a portion or the remaining amounts available under the Share Subscription Facility, in the absence of any other financing sources, will have a material adverse effect on our business and our ability to operate as a going concern.

Sales of shares of our Common Stock, if any, to GEM under the Share Subscription Facility will be determined by us from time to time in our sole discretion and will depend on a variety of factors, many of which are outside of our control, including, among other things, market conditions and the terms, conditions and limitations set forth in the Share Subscription Facility. We may ultimately decide to sell to GEM all, some or none of the shares of our Common Stock that may be available for us to sell to GEM pursuant to the Share Subscription Facility.

We have previously defaulted on our debt and other obligations and there can be no assurance that we will be able to fulfill our obligations under any current or future indebtedness we may incur.

As of December 31, 2023, we had $52.1 million in debt outstanding, representing principal related to term loans, related party promissory notes and convertible notes. The incurrence of existing or future indebtedness could have important consequences on our business, including, but not limited to:

•
increasing our vulnerability to general adverse economic and industry conditions;
•
requiring us to dedicate a substantial portion of our cash flow from operations to servicing our debt, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
•
limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate; and
•
leading to the possibility of default on future debt obligations.

Our ability to service our debt will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our debt, we may need to refinance all or part of our existing debt, borrow more money or sell securities or assets, some or all of which may not be available at acceptable terms or at all. In addition, we may need to incur additional debt in the future in the ordinary course of business. Our current debt and any future additional debt we may incur may impose significant operating and financial restrictions. A breach of any of these restrictions could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due. If our operating performance declines, or if we are unable to comply with any restrictions, we may need to obtain amendments to our existing debt documents or waivers from the lenders to avoid default. These factors could have a material adverse effect on our business.

Further, if there were an event of default under our debt instruments or a change of control, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately and may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments on those debt securities.

We have previously defaulted on various debt and other obligations. Further, we are currently in default of certain excise and property taxes. See the section titled “Liquidity and Going Concern” in Note 1, Description of Business in the accompanying consolidated financial statements for further information.

Our past financial results may not be a reliable indicator of our future results. Further, our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict and could cause our results of operations to fall below expectations or any guidance it may provide.

Our past financial results may not be a reliable indicator of our future results, particularly given our expected move toward fully-electric and hybrid-electric powertrain technology. Further, our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Common Stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance it may provide.

Loss carryforwards and certain other tax attributes to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of Common Stock, or if taxable income does not reach sufficient levels.

Our ability to use Net Operating Loss (“NOL”) carryforwards and certain other tax attributes will depend on the amount of taxable income we generates in future periods and, as a result, certain of our NOL carryforwards and other tax attributes may expire before we can generate sufficient taxable income to use them in full. In addition, our ability to use NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Potential future transactions involving the sale or issuance of Common Stock may increase the possibility that we will experience a future “ownership change” under Section 382. Such transactions may include the exercise of warrants, the issuance of Common Stock for cash, the conversion of any future convertible debt, the repurchase of any debt with Common Stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of Common Stock, or a combination of the foregoing.

We may never realize the full value of our intangible assets or our long-lived assets causing us to record impairments that may negatively affect our financial condition and operating results.

In accordance with applicable accounting standards, we are required to test indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment, and certain other assets for impairment where there is any indication that an asset may be impaired. We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets.

Our contractual obligations could impair our liquidity and materially adversely affect our business, results of operations and financial condition.

We have significant long-term lease obligations primarily relating to our aircraft fleet. As of December 31, 2023, we had 27 aircraft under operating leases, with an average remaining lease term of approximately 2.24 years. As of December 31, 2023, future minimum lease payments due under all long-term operating leases were approximately $13.0 million. In addition, as further described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, in connection with certain past due rental and maintenance payments under our aircraft leases totaling approximately $6.0 million, we have in place a payment plan under the terms of which all repayments are deferred until such time as we receive at least $30 million in aggregate funds in connection with any capital contribution with an additional $1 million payment due when we receive at least $40 million in aggregate funds, which repayment may be triggered by the GEM Purchase and utilization of the first $25 million of drawdowns or GEM Advances under the Share Subscription Facility or other new capital commitments. Our future ability to pay our contractual obligations and our liquidity will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are beyond our control. If our liquidity is materially diminished, there may be a material adverse effect on our cash flow available to fund working capital requirements, capital expenditures and business development efforts.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing or access the capital markets to fund our ongoing operations and execute on our growth strategy on acceptable terms and conditions.

We will need to raise capital in the future to fund our operations and to execute on our anticipated growth strategy, including the development of our planned electrification technology. For example, the cost of aircraft is a significant portion of our operating costs and is subject to change. As part of our agreement with TAI, we have committed to the purchase of 90 Cessna Caravans over a five-year period beginning in 2024, with an option for up to 38 additional Cessna Caravans, which we believe are currently competitively priced, but which may increase in price pursuant to price escalation clauses by the time we execute the purchase. Historically, we have financed our operations and capital expenditures primarily through private financing rounds and the issuance of debt and equity. A significant amount of our funding to date has been provided by entities affiliated with an officer and co-founder of the Company.

We intend to draw upon the GEM Advances in 2024 to address our capital needs. We may also seek additional capital through a combination of equity and debt financings.

There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including current and future debt and contractual obligations, our liquidity and credit status, our operating cash flows, market conditions in the aviation industry, U.S. and global economic conditions, the financial impact of global events such as wars and pandemics, the general state of the banking system and capital markets and the financial position of the major providers of aircraft and other aviation industry financing. Any additional financing required by us may not be available on terms acceptable to us, or at all. If we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure.

If, in the future, we raise additional funds by issuing equity securities (including the GEM Advances), convertible debt or other similar securities, investors may experience significant dilution of their ownership interest, and these newly issued securities may have rights senior to those of the holders of Common Stock. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could impair our operational flexibility, including restricting our ability to pursue our business strategy, increase our expenses, require that our assets secure such debt, or provide for high interest rates, discounted conversion prices, or other unfavorable terms. Higher interest rates could increase debt service requirements on our current variable rate indebtedness, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of such events could materially and adversely affect our profitability, cash flows and results of operations. If we are unable to obtain additional financing, including the GEM Advances, when needed or on acceptable terms, we will need to restructure our operations, and possibly divest all or a portion of our business. We may be required to cease operations which could result in our stockholders losing all or most of their investment.

Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.

Our current and any future financing agreements that we may enter into from time to time, contain certain affirmative, negative and financial covenants, and other customary events of default. Under certain circumstances, such covenants require us to maintain minimum liquidity levels, limit our ability to enter into certain strategic transactions, make certain investments, pay dividends and make certain other specified restricted payments. Certain covenants in our financing agreements are subject to important exceptions, qualifications and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations. In addition, certain of our financing agreements are cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

Risks Related to Our Business and Industry

The market for regional air mobility has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The regional air mobility market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. We have historically operated in a limited number of regional areas. The success of the regional markets in which we operate and the opportunity for future growth in such markets may not be representative of the potential market for regional air mobility in other regional areas. Our success will depend to a substantial extent on the willingness of commuters and travelers to widely adopt regional air mobility, particularly point-to-point versus the currently predominant hub-and-spoke industry configuration, as an alternative for ground transportation. Although we believe our ability to develop and integrate hybrid-electric and electric technology with our commercial partners to present a cost-effective solution to address the needs of consumers in this market will also be a key factor to the success of our future growth, if the market that we seek to address does not perceive electrification as beneficial, or chooses not to adopt electrification as a result of concerns regarding safety, affordability, value proposition or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential customers using our future services and the number of operators adopting our planned fully-electric and hybrid-electric powertrains cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.

Our business is concentrated on air mobility, which is vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting luxury goods and discretionary purchases (including as a result of concerns regarding the impact of a global recession). The global economy has in the past, and may in the future, experience recessionary periods and periods of economic instability, such as uncertainty in the banking system, rising fuel costs and ongoing business disruptions and related financial impacts resulting from public health crises such as pandemics, including changes in inflation and interest rates, and disruptions in manufacturing, delivery and overall supply chain. In particular, as a result of the lasting impacts of the COVID-19 pandemic, the current conflict between Russia and Ukraine, the conflict in the Israel-Gaza region and any potential increase in hostilities in the Middle East and rising prices and interest rates, many market observers anticipate that the global economy could face a recession in the foreseeable future. During such periods, our customers have chosen not to make discretionary purchases or to reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our air mobility services, or could shift demand from our air mobility services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from air mobility, there could be a material adverse effect on our business, financial condition and results of operations.

We expect to face intense competition in the regional air mobility industry.

The regional air mobility industry is still developing and evolving, but we expect it to be highly competitive. We have a number of competitors in the regional air mobility market. For example, we compete against existing on-demand mobility air travel services, as well as ground transportation alternatives. Additionally, for certain of our longer routes, we compete against providers, including legacy commercial airlines, which have larger aircraft. We compete against companies that use technology that differs from the technology we intend to deploy in our aircraft in the future. For example, we will likely compete against other companies that utilize and develop fixed-wing electrification aircraft as well as competitors that pursue electric vertical takeoff and landing aircraft. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national airport operations that we rely on to offer our air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country.

We believe our ability to compete successfully as an air mobility service will depend on a number of factors, which may change in the future due to increased competition, including the price of our offerings, consumer confidence in the safety of our offerings, consumer satisfaction for the experiences we offer and the routes, frequency of flights and availability of seats offered through our platform. If we are unable to compete successfully, there could be a material adverse effect on our business, financial condition and results of operations.

If we are not able to successfully enter into new markets, offer new routes and services and enhance our existing offerings, our business, financial condition and results of operations could be adversely affected.

Our growth will depend in part on our ability to successfully enter into new markets, create and introduce new routes, and expand our existing routes by adding more frequent flights. Significant changes to our existing routes or the introduction of new and unproven routes may require us to obtain and maintain applicable permits, authorizations or other regulatory approvals. If these new or expanded routes are unsuccessful or fail to attract a sufficient number of customers to be profitable, or we are unable to bring new or expanded routes to market efficiently, our business, financial condition and results of operations could be adversely affected. Further, new third-party aircraft operator or flier demands regarding our services, including the availability of superior routes or a deterioration in the quality of our existing routes, could adversely affect the attractiveness of our platform and the economics of our business and require us to make substantial changes to and additional investments in our routes or our business model.

Developing and launching new routes or enhancements to routes historically flown by us involves significant risks and uncertainties, including risks related to the reception of such routes by existing and potential future third-party aircraft operators and customers, increases in operational complexity, unanticipated delays or challenges in implementing such routes or enhancements, increased strain on our operational and internal resources (including an impairment of our ability to accurately forecast flier demand and the number of third-party aircraft operators using our platform) and negative publicity in the event such new or enhanced routes are perceived to be unsuccessful. Significant new initiatives have in the past resulted in similar operational challenges, and our growth strategy contemplates scaling our business rapidly, such as through acquisitions. In addition, developing and launching new routes and enhancements to our existing routes may involve significant upfront investment, such as additional marketing and terminal build-out, and such investments may not generate a return. Any of the foregoing risks and challenges could have a material adverse effect on our business, financial condition and results of operations.

Our long-term growth strategy includes the establishment of a regional air travel ecosystem, including the implementation of our Aircraft-as-a-Service initiative. This involves (1) expanding the existing platform and brand to become the commercialization path for current and future sustainable air mobility technology, including sustainable aviation fuel flights, (2) providing bundled aircraft leasing, powertrain maintenance and operating software for conventional internal combustion and, in the future, our planned electrified aircraft, (3) once developed and certified, selling or leasing our electrification technology to other operators regardless of which network they serve and (4) working in close partnership with selected aircraft manufacturers and manufacturers of components of fully-electric and hybrid-electric propulsion systems to design and build the technology required to develop, and apply to obtain STCs for, the fully-electric and hybrid-electric propulsion systems that we intend to develop with our commercial partners. This ecosystem is complex and involves risk at each stage of implementation. There can be no assurance that we will successfully implement each stage of our regional air travel ecosystem or that the establishment of this ecosystem will result in the market opportunities we anticipate, and our failure to successfully achieve part or all of this ecosystem could have a material adverse effect on our business, financial condition and results of operations.

If we experience harm to our reputation and brands, our business, financial condition and results of operations could be adversely affected.

We must continue to increase the strength of our reputation and brands as reliable, experience-driven and cost-effective air mobility in order to attract and retain qualified third-party aircraft operators and customers. In addition, our growth strategy includes, among other things, exploring complementary strategic mergers and acquisitions, as well as strategic partnerships, to expand our capabilities and market opportunities, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brands will depend on a number of factors, many of which are outside of our control. Negative perception of our business or platform may have a material adverse effect on our reputation and brands, including as a result of:

•
complaints or negative publicity or reviews about us, our third-party aircraft operators or customers, our air mobility services, certain other brands or events we associate with or our flight operations policies (e.g., cancellation or baggage fee policies), even if factually incorrect or based on isolated incidents;
•
general safety concerns or specific perceptions of the safety and performance of certain types of aircraft, such as single-engine versus twin-engine aircraft or propeller-powered aircraft versus jet-powered aircraft, or if companies have policies that prevent them from utilizing our services due to the aircraft we operate;
•
changes to our flight operations, safety and security, data privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
•
a failure to enforce our flight operations policies in a manner that users perceive as effective, fair and transparent;
•
illegal, negligent, reckless or otherwise inappropriate behavior by our customers, our third-party aircraft operators or other third parties involved in the operation of our business or by our management team or other employees;
•
flight delays or a failure to provide routes and flight schedules sought by customers;
•
actual or perceived disruptions or defects in our platform or other technology development, such as data privacy or security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•
litigation over, or investigations by regulators into, our operations or those of our third-party aircraft operators;
•
inadequate or unsatisfactory customer support service experiences;
•
negative responses by third-party aircraft operators or customers to new mobility offerings on our platform;
•
perception of our treatment of employees, contractors or third-party aircraft operators and our response to their sentiment related to political or social causes or actions of management;
•
disputes with any of our strategic partners;

•
problems in engagement with aircraft certification bodies or other regulators, communities, target demographics or other positioning in the market; or
•
any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or the aviation industry as a whole, and particularly if we are unable to adequately differentiate our brand, services and aircraft from others in the market.

In addition, changes we may make to enhance and improve our offerings, and to balance the needs and interests of our third-party aircraft operators and customers may be viewed positively from one group’s perspective (such as customers) but negatively from another’s perspective (such as third-party aircraft operators), or may be viewed negatively by either third-party aircraft operators or customers. If we fail to balance the interests of third-party aircraft operators and customers or make changes that they view negatively, third-party aircraft operators and customers may stop using our platform or take fewer flights, any of which could have a material adverse effect on our reputation, brands, business, financial condition and results of operations. Moreover, we may fail to adequately differentiate our brand, services, and aircraft from others in the market, which could impact our ability to attract customers or engage with other key stakeholders.

We may be unable to reduce end-user pricing for our air mobility services over time at rates sufficient to stimulate demand and drive expected growth for our air mobility services.

We may not be able to successfully reduce end-user pricing for our air mobility services over time to increase demand, address new market segments and develop a significantly broader customer base. Our end-user pricing may be most applicable to relatively affluent consumers who are willing to purchase our services, and we will need to address additional markets and expand our customer demographic in order to further grow our business. In particular, we intend for our air mobility services to be economically accessible to a broad segment of the population and appeal to the customers of existing on-demand mobility air travel services in addition to ground-based travel services, taxis and other methods of transportation.

Reducing end-user pricing in a timely manner is dependent on management accurately estimating the unit economics of our aircraft and the corresponding service. For example, if management’s estimates are inaccurate regarding utilization rates, demand elasticity, operating conditions, production costs, indirect cost of goods sold, landing fees, charging fees, electricity availability and/or other operating expenses, we may be unable to offer our service at end-user pricing that is sufficiently compelling to initiate the local network effects that we are predicting. This could negatively impact our reputation or brand and have a material adverse effect on our business, financial condition and results of operations.

The duration and severity of the COVID-19 pandemic adversely affected our business operations and financial results, and similar public health threats that we may face in the future could result in additional adverse effects on our business, financial condition and results of operations.

The COVID-19 pandemic, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of the pandemic, resulted in a severe decline in demand for air travel and adversely affected our business, financial condition and results of operations to an unprecedented extent.

Measures such as travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings, cancellation of public events and many other restrictions resulted in a precipitous decline in demand for business and leisure travel generally, including demand for our air mobility services. For example, historically our business has been comprised of business travel and commuter traffic, which largely was replaced by “virtual meeting” and teleconferencing products, or in some cases, became unnecessary as a result of the significant number of people now working from home. If a similar public health threat like the COVID-19 pandemic occurs again in the future, it could have a material adverse effect on our business, financial condition and results of operations.

The impact of COVID-19 resulted in changes in consumer and business behavior, pandemic fears, market downturns and restrictions on business and individual activities, which created and continues to create significant volatility in the economy and led to reduced economic activity, particularly in the air travel industry, and continues to have lingering impacts on pilot availability and flight operations as the public has returned to air travel. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility which significantly contributed to our defaulting on convertible notes owed to one of our lenders and related renegotiations of terms and conditions of such debt arrangements, as well as redundancies, in order to meet liquidity needs.

As a result of any continued impacts from the COVID-19 pandemic or similar public health threats, we could experience continued fluctuations in demand, increased operating costs, delayed development of our electrified powertrain and purchases of aircraft, and disruptions to other elements of our supply chains, among other negative effects, which could have a material adverse effect on our business, financial condition and results of operation.

From time to time, the aircraft industry has experienced periods of oversupply during which lease rates and aircraft values have declined, and any future oversupply could materially adversely affect our financial results and growth prospects.

Historically, the aircraft leasing business has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft is likely to depress the lease rates for and the value of that type of aircraft. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

•
passenger and air cargo demand;
•
fuel costs and general economic conditions;
•
geopolitical events, including war, prolonged armed conflict and acts of terrorism;
•
outbreaks of communicable diseases and natural disasters;
•
governmental regulation;
•
interest rates;
•
the availability of credit;
•
airline restructurings and bankruptcies;
•
manufacturer production levels and technological innovation;
•
manufacturers merging or exiting the industry or ceasing to produce aircraft types;
•
retirement and obsolescence of aircraft models;
•
reintroduction into service of aircraft previously in storage; and
•
airport and air traffic control infrastructure constraints.

In addition, due to the recent economic downturn and increased financial pressures, a number of operating lessors may be sold or merged with other operating lessors. The sale of any of these operating lessors (which may include a reduction in their aircraft fleets) and, in particular, their aircraft portfolios, could increase supply levels of used and older aircraft in the market.

These factors may produce sharp and prolonged decreases in aircraft lease rates and values and have a material adverse effect on our ability to lease or re-lease the commercial aircraft that we ultimately acquire and on our ability to sell such aircraft and parts at acceptable prices. Any of these factors could materially and adversely affect our financial results and growth prospects.

Any failure to offer high-quality customer support may harm our relationships with customers and could adversely affect our reputation, brands, business, financial condition and results of operations.

Through our marketing, advertising and communications with customers, we intend to set the tone for our brands as aspirational but also within reach. We strive to create high levels of customer satisfaction through the experience we provide in our terminal lounges and the support provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality flier support, helps us attract and retain customers. Customers depend on our team to resolve any issues relating to our services, such as lost luggage and personal belongings, flight cancellations or scheduling changes. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support customers and are sufficiently knowledgeable about our services. As we grow our business and improve our air mobility service platform, we will face challenges related to providing quality support at scale. Any failure to provide efficient flier support, or a market perception that we do not maintain high-quality support, could have a material adverse effect on our reputation, brands, business, financial condition and results of operations.

The success of our business will be highly dependent on our ability to effectively market and sell our air mobility solutions as a substitute for alternate methods of transportation.

We currently generate substantially all of our revenue from the sale of air transportation. Our success will depend in part on our ability to cost-effectively attract new customers, retain existing customers and increase utilization of our platform by existing customers. Our growth is highly dependent upon the adoption by consumers of an enhanced form of mobility offered by our fully-electric and hybrid-electric aircraft, once developed, and the growth of the regional air mobility industry. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft announcements and changing consumer demands and behaviors. If customers do not broadly adopt this new form of mobility or are not willing to pay the prices we anticipate for our air mobility services, our business, including our planned Aircraft-as-a-Service initiative, may never materialize and there could be a material adverse effect on our prospects, financial condition and results of operations.

Passengers have a wide variety of options for transportation, including business aviation, commercial airlines, private aircraft operators, personal vehicles, rental cars, taxis, public transit and ridesharing offerings. To expand our customer base, we must appeal to new customers who have historically used other forms of transportation for regional travel. If customers do not perceive our air mobility services to be reliable, safe and cost-effective, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain customers or increase their utilization of our platform. If we fail to grow our customer base, retain existing customers or increase the overall utilization of our platform, there could be a material adverse effect on our business, financial condition and results of operations.

Our success in a given market will also depend on our ability to maintain and further develop our network of customers and accurately assess and predict customer demand and price sensitivity. Demand and price sensitivity may fluctuate based on a variety of factors, including macroeconomic factors, quality of service, negative publicity, safety incidents, corporate reporting related to safety, quality of customer service and support, perceived political or geopolitical affiliations and dissatisfaction with our products and offerings in general. If we fail to attract new customers or fail to accurately predict demand and price sensitivity, it may harm our financial performance, and our competitors’ services and products may achieve greater market adoption and as a result may grow at a faster rate than our service.

We expect that a large driver of customer demand for our service will be time savings when compared with alternative modes of transportation. If we are unable to deliver a sufficient level of time savings for our customers or if expected time savings are impacted by delays or cancellations, it may reduce demand for our services. If we are unable to generate demand or demand falls, there could be a material adverse effect on our business, financial condition and results of operations.

We will be dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting and/or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success will depend, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales and technology and support personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have an adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain skilled employees to support our operations and growth, there could be a material adverse effect on our financial condition and results of operations.

As part of our growth strategy, we are engaging in, and may in the future engage in, acquisitions that could disrupt our business and have a material adverse effect on our financial condition.

We intend to explore potential strategic acquisitions of businesses, as well as strategic partnerships, to expand our capabilities and market opportunities, as well as the establishment of a wholly-owned or joint venture aircraft and powertrain financing company. There can be no assurance that any future acquisitions or partnerships will be consummated successfully, if at all. We may also not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition, including the acquisition of Southern, or the establishment of a partnership or joint venture may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not result in anticipated synergies or cost savings over time, may reduce our cash reserves, may negatively affect our earnings and financial performance, to the extent financed with the proceeds of debt, may increase our indebtedness and to the extent financed with the proceeds of equity, and may result in dilution to our existing equity holders. We cannot ensure that any acquisition or partnership we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing, operations and the number of aircraft operators with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact our financial condition and results of operations. In addition, in order to continue to increase our presence, we expect to incur substantial expenses as we continue to attempt to increase our route offerings, flight frequency, passenger terminal footprint and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Development of Electrification Technology

We, as well as our development and supply chain partners, have limited experience to date in the development and manufacturing of fully-electric and hybrid-electric powertrains and integrating those newly developed powertrains into existing certified airframes, and we may never develop or manufacture any fully-electric and hybrid-electric powertrains.

Our business depends in large part on our ability to execute our plans to develop, produce, assemble, market, sell, install and service our fully-electric and hybrid-electric powertrain solutions. Our ability to develop and produce fully-electric and hybrid-electric powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven. We have no prior experience or operating history in the development and manufacturing of electrification technology. We have entered into agreements with development and supply chain partners, such as TAI and AeroTEC, who each have limited experience in the development and manufacturing of the fully-electric and hybrid-electric powertrains that we are planning to produce, as well as in the integration of this newly developed technology into existing certified airframes. Our fully-electric and hybrid-electric powertrains are currently in the developmental stage. We do not expect to successfully commercialize our first fully-electric powertrains before early 2027 and the hybrid-electric powertrains before the end of 2027, if at all. There can be no assurance as to whether our current or future third-party partners will be able to develop efficient, automated, low-cost production capabilities and processes and/or obtain reliable sources of component supply to allow us to meet the quality, price, engineering, design and production standards and production volumes required to successfully develop, manufacture and market our fully-electric and hybrid-electric powertrains before the end of 2027. Moreover, unlike the market for electric automobiles, the commercialization of electric and hybrid-electric aircraft remains unproven. Although we believe that the component technology to electrify small aircraft exists today, there is currently no other producer of fully-electric or hybrid-electric aircraft in the industry. Any delay in the development, manufacture and launch of electrification technology could adversely affect our brand, operations and the delivery of our growth strategy, particularly if it results in a failure to expand our market share in the regional air mobility market as anticipated. Any such delays could require us to incur additional costs. Even if we and our third-party partners are successful in developing our fully-electric and hybrid-electric powertrains and reliably sourcing our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, force majeure events, delays in meeting commercialization schedules, or failure to satisfy the requirements of customers and potential customers. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

As a new entrant into the nascent market of hybrid-electric and battery electric aircraft, we anticipate that we will face risks and significant challenges that would impact our ability to, among other things:

•
design and produce safe, reliable and quality fully-electric and hybrid-electric powertrains on an ongoing basis;
•
obtain necessary regulatory approvals in a timely manner, or at all;
•
build a well-recognized and respected brand;

•
attract and maintain core commercial partnerships;
•
establish and expand our customer base;
•
successfully service our aircraft after sales and maintain a good flow of spare parts and customer goodwill;
•
improve and maintain our operational efficiency;
•
predict our future revenues and appropriately budget for our expenses;
•
attract, retain and motivate talented employees;
•
anticipate trends that may emerge and affect our business;
•
anticipate and adapt to changing market conditions, including technological developments and changes in our competitive landscape; and
•
navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business, financial condition and results of operations may be materially and adversely affected.

Our competitors may commercialize their technology before us, either in general or in specific markets, or we may otherwise not be able to fully capture the first mover advantage that we anticipate.

While we strive to be the first to market providing air mobility services with a hybrid-electric aircraft, we expect this industry to be increasingly competitive and it is possible that our competitors could get to market before us, either generally or in specific markets. The timing of our production ramp is dependent upon finalizing certain aspects of the design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner, and our ability to execute these plans within the current timeline and upon regulatory approval by the FAA, which can be a lengthy and unpredictable process.

Even if we are first to market with fully-electric or hybrid-electric aircraft, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. New companies or existing aerospace companies may launch competing solutions, including fully-electric and hybrid-electric aircraft in the markets in which we intend to operate, or fully-electric or hybrid-electric aircraft utilizing different technologies such as hydrogen fuel cells, and obtain large scale capital investment, which may result in increased competition.

Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for hybrid-electric aircraft and air mobility, making it easier for them to obtain the permits and authorizations required to operate an air mobility service in the markets in which we intend to launch or in other markets. In the event we do not capture the first mover advantage that we anticipate, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

The planned fully-electric and hybrid-electric powertrain solutions may not result in the operating cost savings we anticipate, which could negatively impact the future economics of our network operations as well as our ability to successfully sell and market our planned future Aircraft-as-a-Service initiative.

In developing our business strategy for future aircraft electrification and network expansion, we have assumed implementing fully-electric technology will result in operating cost savings of approximately 50% compared to current combustion powertrain technologies, with more limited range and payload characteristics, and hybrid-electric technology will result in operating cost savings of approximately 25% compared to current internal combustion powertrain technologies, while maintaining similar performance characteristics. If these assumptions change by a material amount, our network expansion plans could be negatively impacted and we would be unlikely to be able to develop significant future revenues and earnings from our planned Aircraft-as-a-Service initiative.

Our future fully-electric and hybrid-electric aircraft may require maintenance at frequencies or at costs which are unexpected and could adversely affect our business and operations.

Our future fully-electric and hybrid-electric aircraft will be highly technical products that will require maintenance and support. We are still developing our understanding of the long-term maintenance profile of the fully-electric and hybrid-electric aircraft, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If our future fully-electric and hybrid-electric aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Operations and Infrastructure

If we are unable to obtain and maintain access to adequate facilities and infrastructure in desirable locations, including securing access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.

Our air mobility service will depend on our ability to operate in desirable metropolitan and regional locations. This will require permits and approvals from federal, state and local regulatory authorities and government bodies and our ability to operate our service will depend on such permits and approvals, as well as our ability to lease and license access to passenger terminal infrastructure. We lease and license access to passenger terminal infrastructure, such as hangars, from airport operators in certain of the markets in which they operate. These lease agreements have termination dates ranging from two to three years, and often include the right to extend on a month to month basis. We may face competition for capacity at passenger facilities in our preferred locations, which may impact our ability to service customers effectively. We also cannot predict whether we will receive any such permits and approvals, whether we will receive them for desirable locations or whether we will receive them in a timely manner. If we are prohibited, restricted or delayed from developing and operating desirable locations, there could be a material adverse effect on our business.

Our operations are currently concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather and regulatory conditions or other circumstances affecting these metropolitan areas.

We currently derive revenues from regional flights operated in Hawaii and the Mid-Atlantic, Gulf South, Rocky Mountains, West Coast and New England regions. As a result of this geographic concentration, our business historically has been particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather and regulatory conditions or other circumstances applicable to metropolitan areas. A significant interruption or disruption in service at an airport where we have a significant volume of flights could result in the cancellation or delay of a significant portion of our flights and, as a result, could have an adverse effect on our business, financial condition and results of operations. In addition, any changes to local laws or regulations within key metropolitan areas that affect our ability to operate or increase our operating expenses in these markets could have a material adverse effect on our business, financial condition and results of operations.

Disruption of operations at airports, whether caused by natural disasters including tornados, hurricanes, floods, volcanic eruptions and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, or labor relations, utility or communications issues, power outages, or changes in federal, state and local regulatory requirements could have a material adverse effect on our business.

Our aircraft utilization may be lower than expected and our aircraft may be limited in performance during certain weather conditions. We are vulnerable to delays, cancellations or flight rescheduling, as we will rely on maintaining a high daily aircraft usage rate, and need to aggregate customers on our by-the-seat flights to lower direct costs to third-party operators.

Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions or fog. The aircraft models that we have flown to date and the smaller airports out of which they operate are more vulnerable to delays of this nature and we have experienced delays and disruptions as a result of extreme weather. Our inability to operate in these conditions in the future will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will have a material adverse effect on our financial condition as well as cause passenger dissatisfaction.

Our success also depends on our ability to generate more revenue per flight by maintaining high customer utilization rates (i.e., the number of seats purchased on each flight). Customer utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low customer utilization rates to increase or maintain customer satisfaction, brand recognition, and for marketing or other purposes. We have utilized monthly and annual commuter passes and annual corporate bulk purchasing options to increase our customer utilization rates in the past; however, these products may be less appealing following COVID-19.

While historically we have maintained daily aircraft and customer utilization rates sufficient to offset the costs we pay to operators, we may be unable to resume our pre-COVID utilization rates or maintain and increase utilization rates as our business grows and expands. The risk of delays, cancellations and flight rescheduling, which could negatively impact our utilization rates, may increase as we expand our business to include new markets and destinations, more frequent flights on current routes and expanded facilities.

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may have a material adverse effect on our business, financial condition and results of operations.

Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations, all of which could have a material adverse effect our business, results of operation and financial condition.

We have a pilot pipeline agreement with SkyWest to hire, train and provide a pipeline of pilots for our operations and a potential subsequent transition into SkyWest’s operations, and we intend to continue this arrangement going forward. However, this potentially exposes us to a number of risks. This arrangement may not be sufficient to offset a significant or prolonged shortage of pilots, and we will be increasingly reliant on this partnership as we look to expand our operations. If this pipeline is unable to provide us with pilots in the expected numbers or at the appropriate times, or if the agreement with SkyWest were to be terminated, we would be required to incur significant labor costs to find replacement or substitute pilots, which would result in a material reduction in our earnings. If we are unable to find a sufficient supply of pilots to fly our routes, we may be forced to cancel flights. In addition, our competitors may seek to use this training program as a way to generate negative publicity about us, which could have a material adverse effect on our reputation, business and results of operation.

In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. As a result, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.

We are subject to legal, regulatory and physical risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

We are subject to federal, state, and local laws and regulations relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require us to reduce our emissions secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of our operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could increase our costs and have a material adverse effect on our operations. Additionally, we may be subject to risks associated with climate change litigation, and to avoid the risks associated with climate change litigation, we would be required to manage our climate impacts responsibly, which may result in considerable expenses being incurred.

Moreover, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the airline industry generally for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. As we expand our business there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, and work stoppages or strikes organized by such unions could have a material adverse effect on our business, financial condition or results of operations. If a work stoppage occurs, it could delay the manufacture and sale of our performance hybrid-electric vehicles and could have a material adverse effect on our business, financial condition or results of operations.

Our or our third-party aircraft operators’ insurance may become too difficult or expensive to obtain. Increases in insurance costs or reductions in insurance coverage may have a material adverse effect on our financial condition and results of operations.

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Safe operation of aircraft is the responsibility of ourselves and our third-party operators who are held liable for accidents, thus incidents related to aircraft operation are covered by ours and our third-party operators’ insurance. We maintain general liability aviation insurance policies. Additionally, we maintain directors and officers insurance, as well as other insurance policies, and we believe our level of coverage is customary in the industry and adequate to protect against claims. A limited number of hull and liability insurance underwriters provide coverage for our third-party aircraft operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that our or third-party aircraft operators’ insurance policies will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost, or that underwriters have established adequate reserves to fund existing and future claims. Further, we expect our insurance needs and costs to increase as we grow our commercial operations, add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the commercial operation of our future hybrid-electric aircraft will have on our insurance costs.

Accordingly, we may not have adequate insurance coverage. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

The number of air medical or tourism accidents, as well as the number of insured losses within the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. If our third-party aircraft operators’ insurance costs increase, such operators are likely to pass the increased costs to us, which could cause us to increase the prices paid by our customers. Such cost increases could adversely affect demand for our services and harm our business. Additionally, under all aircraft operating agreements, our third-party aircraft operators have agreed to indemnify us against liability arising from the operation of aircraft and to maintain insurance covering such liability. However, there can be no assurance there will be no challenge to the indemnification rights or that the aircraft operator will have sufficient assets or insurance coverage to fulfill its indemnity obligations.

We may incur substantial maintenance costs as part of our leased aircraft return obligations.

Some of our aircraft lease agreements contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. On our financial statements, we estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Any unexpected increase in maintenance return costs may have a material adverse effect on our financial condition and results of operations.

We are exposed to operational disruptions due to maintenance.

Our fleet requires regular maintenance work, which can cause operational disruption. Our inability to perform timely maintenance and repairs could result in our aircraft being underutilized which could have an adverse effect on our business, financial condition and results of operations. For example, during 2023 we were required to perform additional maintenance and repairs due to unforeseen weather conditions and, to a larger extent, supply chain disruptions, which resulted in lower utilization of aircraft and a decrease in scheduled flight hours, which negatively impacted scheduled revenue. In addition, we have experienced an increase in maintenance as a result of an increase in flight hours on our aircraft, which resulted in an increase in maintenance and repair costs. A prolonged period of maintenance or repair work would result in disruptions to our routes lower revenues and/or increased costs. On occasion, airframe manufacturers or regulatory authorities may require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our aircraft base increases, our maintenance costs could potentially increase. We have no historical experience maintaining fully-electric and hybrid-electric powertrains. While we believe the newly developed powertrains will require reduced maintenance activity per flight hour, our operations could be negatively impacted if our assumptions on reliability or cost of maintenance prove incorrect.

The profitability of our current operations is dependent on the availability and pricing of aircraft fuel. Periods of significant disruption in the supply of aircraft fuel or elevated pricing could have a significant negative impact on our results of operations and liquidity.

Although our current operations and those of third-party aircraft operators, in the limited circumstances, such as operations in Hawaii, where we purchase fuel directly, are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability. Natural disasters (including hurricanes or similar events in the southeast United States and on the Gulf Coast where a significant portion of domestic refining capacity is located), political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in the cost to transport or store petroleum products, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages or distribution challenges in the future leading to volatile aircraft fuel pricing. Any of these factors or events could cause a disruption in or increased demands on oil production, refinery operations, pipeline capacity or terminal access and possibly result in diminished availability of aircraft fuel supply for our third-party aircraft operators. The impact of such events may limit our third-party aircraft operators’ ability to perform our flights, which could result in loss of revenue and adversely affect our ability to provide our services.

Additionally, high fuel prices or significant disruptions in the supply of aircraft fuel could have an adverse effect on our financial condition and results of operations. During the years ended December 31, 2023 and 2022, our fuel expense was $7.2 million and $1.2 million, respectively. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although we have some ability to cover short-term fuel supply disruptions, we depend significantly on the continued performance of our third-party service providers to maintain supply integrity. Consequently, we can neither predict nor guarantee the continued timely availability of aircraft fuel throughout our operations.

Unsatisfactory safety performance of our aircraft could have a material adverse effect on our business, financial condition and results of operations.

While we intend to maintain operational processes designed to ensure that the design, testing, manufacture, performance, operation and servicing of our aircraft meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through flight test accidents or incidents, manufacturing or design defects, pilot error, cyber-attacks or other inadvertent or intentional acts or omissions, that could result in potential safety risks. Any actual or perceived safety issues may result in significant reputational harm to our business, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical or operational failures, or other safety incidents could have a material adverse effect on our business, financial condition and results of operation. In addition, our aircraft may be grounded by regulatory authorities due to safety concerns that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Crashes, accidents or incidents of aircraft involving us or our competitors could have a material adverse effect on our business, financial condition and results of operations.

The operation of aircraft is subject to various risks, and we expect demand for our air mobility services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft.

Crashes, accidents or incidents involving our aircraft, or involving aircraft operating our powertrains, once developed, are possible. Any such occurrence would negatively impact our business, financial condition and results of operations in a number of ways. An accident or incident involving an aircraft operated by us or by a third-party operator on our behalf or using our powertrains, could result in significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. For example, in January 2024, a Southern flight was forced to make an emergency landing following take-off in severe weather from Dulles International Airport in Virginia. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured or due to reasons not attributable to us or our operations or products, could result in negative public perception that our operations are less safe or reliable than other providers and have a material adverse effect on our reputation, business and results of operations. Safety issues experienced by a particular model of aircraft could impact consumer confidence in that particular aircraft type or the air transportation services industry as a whole, or result in a regulatory body grounding that particular aircraft model. If we or other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of such accidents is determined and rectified, we might lose revenues and might lose customers. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service.

Moreover, such accidents or incidents could also have a material impact on our ability to obtain or maintain FAA certification for our aircraft in a timely manner, or at all.

If our personnel, third-party contractors with whom we have arrangements, our aircraft, other types of aircraft or other companies in the industry are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and/or potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident.

Further, as we develop and manufacture fully-electric and hybrid-electric powertrains and as these powertrains are implemented in aircraft that we sell to other operators, we may be exposed to additional risks and demand for our newly developed products will be negatively impacted by accidents or incidents involving the powertrains, including during test flights of prototypes. Such events could impact confidence in not just our products, but the development of electrification technology as a whole. This could have a material adverse effect on our future growth, financial condition and results of operations.

Risks Related to Our Dependence on Third Parties

We are substantially dependent upon our relationships with our strategic partners, and we are or may be subject to risks associated with such strategic alliances. Our reliance on these arrangements, and the loss of any such alliances or arrangements or failure to identify future opportunities could affect our growth plans.

We intend to collaborate with leading aerospace OEMs and industry leading engineering-for-hire firms to develop a set of fully-electric and hybrid-electric powertrains. We have entered into agreements with TAI for, among other things, the purchase of 90 new Cessna Caravans, with an option for up to 38 additional Cessna Caravans, as well as the provision of certain services, in anticipation of the development of fully-electric and hybrid-electric powertrains. We have also entered into an agreement with AeroTEC to develop, and to apply for STCs from the FAA for, fully-electric and hybrid-electric variants of the Cessna Caravan, as well as the development and supply of aircraft electric propulsion units (“EPUs”) for fully-electric and hybrid-electric powertrains, to be initially designed for the Cessna Caravan. We have entered into an MOU with Signature for, among other things, FBO services and support for our network at existing and new Signature locations.

Some of our current arrangements are contingent upon certain conditions or the entry into definitive documentation in the future. Our agreements with TAI are subject to certain milestones that, if we do not meet, may result in TAI’s option to terminate the agreements. See the section titled “Licensing, Exclusivity and Aircraft Purchase Arrangements - Textron Agreement” in Note 15, Commitments and Contingencies in the accompanying consolidated financial statements for further details on our agreements with TAI . With regard to Signature, we have only entered into an MOU, which is subject to termination by either us or Signature for convenience at any time with three months’ written notice.

Such strategic business relationships will be a critical component in the growth and success of our business and, in particular, our ability to develop and commercialize fully-electric and hybrid-electric powertrains and related aircraft. However, there are no assurances that we will be able to timely meet all of the conditions of these agreements, if at all, maintain these relationships or continue to identify or secure suitable business relationship opportunities in the future, or that our competitors will not capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties.

If any conflicts arise between our strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our business strategies, which could impact our projected production timelines and number of powertrains produced or aircraft modified. Our strategic partners may also develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with our key strategic partners, including TAI and AeroTEC, could adversely impact our ability to develop and manufacture our planned powertrain and our planned subsequent modification of aircraft, which, in turn could have a material adverse effect on our prospects, business, financial condition and results of operation.

If we are unable to successfully maintain, source and execute on strategic relationship opportunities in the future related to electrification or other technologies relevant to our competitive position, or if any of our agreements with our strategic partners were to be terminated, our overall growth could be impaired, and there could be a material adverse effect on our business, financial condition and results of operations.

Our success will depend on our ability to economically outsource the production, assembly and installation of our fully-electric and hybrid-electric powertrain solutions at scale, and our suppliers for the parts and components of these powertrains are an important part of our business model.

We plan to outsource the majority of the production, assembly and installation of our fully-electric and hybrid-electric powertrain solutions. As such, our suppliers, including single source suppliers for certain components, are a key part of our business model in order to manufacture our planned fully-electric and hybrid-electric powertrains for the Cessna Caravan. We have strategically partnered with companies that we believe to be industry leaders in order to supply the highest quality components for, and to help us develop, our fully-electric and hybrid-electric powertrains. Many of the components for our planned fully-electric and hybrid-electric powertrains will be custom made for us, which may expose us to additional risks if one or more components become unavailable. This supply chain exposes us to multiple potential sources of delivery failure or component shortages for our future powertrain, most of which are out of our control, including shortages of, or disruptions in the supply of, the raw materials used by our suppliers in the manufacturing of components, disruptions to our suppliers’ workforce (such as strikes or labor shortfalls) and disruptions to, or capacity constraints affecting, shipping and logistics.

Moreover, we anticipate that a significant concentration of the production, assembly and installation of certain components will be performed by a small number of outsourcing partners. While these arrangements can lower operating costs, they also reduce our direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. We expect to rely on single-source suppliers to supply and produce many components. Any failure of these suppliers or outsourcing partners to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components or finished goods.

While we believe that we may be able to establish alternative supply relationships and obtain replacement components, we may be unable to do so in the short-term or at all at prices that are acceptable to us or we may need to re-certify components. If we need to find alternative suppliers for any of the key components of our planned fully-electric and hybrid-electric powertrains, then this could increase our costs and adversely affect our ability to receive such components on a timely basis, or at all, which could cause significant delays in our overall projected timelines for the delivery of our powertrain and could have a material adverse effect on our future relationships with our customers.

In addition, production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, financial condition and results of operations.

Further, if we are unable to successfully manage our relationships with our suppliers, the quality and availability of our powertrain and modified aircraft may be harmed. Our suppliers could, under some circumstances, decline to accept new purchase orders from, or otherwise reduce their business, with us. Any disruptions in the supply of components from our suppliers could lead to delays in both prototype and commercial powertrain production and subsequent modification of aircraft, which could have a material adverse effect on our business, financial condition and results of operations.

We have not yet selected manufacturers and suppliers of certain components of the proposed fully-electric and hybrid-electric powertrains for the Cessna Caravan, or entered into any agreements in relation to the development and manufacture of these components. Delays or difficulties in selecting and entering agreements with such manufacturers and suppliers may impact the timelines we envisage for developing the powertrain, and adversely affect the results of our operations.

Our collaboration with TAI for our development of hybrid-electric and battery electric powertrains for the Cessna Caravan and our relationship with TAI as its exclusive supplier of certain fully-electric and hybrid-electric powertrains for the Cessna Caravan are subject to a number of conditions and milestones. If the conditions and milestones in the TAI agreements governing our relationship with TAI are not met, or if the agreements or exclusive relationship are canceled, modified or delayed, our prospects, business, financial condition and results of operations will be harmed.

The agreements governing our collaboration with TAI for our development of its proprietary fully-electric and hybrid-electric powertrains to power the Cessna Caravan aircraft are subject to a number of conditions and milestones, including the issuance of an STC for the powertrain by the FAA within 60 months of the initial listing date of our shares of Common Stock as part of the STC for installation of that powertrain in the Cessna Caravan aircraft and meeting certain design and performance objectives upon the timeline specified in the agreements with TAI. In the event that we are unable to meet these conditions and objectives as verified by TAI, the obligations of TAI to us under the agreements can be terminated by TAI. In addition, our relationship as the exclusive supplier of certain electrified and hybrid-electric powertrains to TAI can be terminated by TAI if the conditions and milestones relating to our agreements with TAI are not met. In connection with the agreements governing our collaboration with TAI, we must pay certain fees, including fees under the Data License Agreement. In the event that we fail to pay these fees when due, the Data License Agreement may be terminated by TAI, which could, in turn result in the termination of the other TAI Agreements. If either our agreements or our exclusive relationship with TAI are canceled, modified or delayed, or otherwise not consummated, or if we are otherwise unable to convert our strategic relationship with TAI into revenue, our prospects, business, financial condition and results of operations will be adversely affected.

If our third-party aircraft operators are unable to support our operations or the growth of our business, or we are unable to add alternative third-party aircraft operators to meet demand, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We are dependent on a finite number of certificated third-party aircraft operators to provide a significant portion of our network services. We have, in the past, experienced delays, cancellations and difficulties engaging third-party operators with sufficient capacity to operate the number of routes necessary to meet demand. This risk is exacerbated when there is a transition between operators, which we experienced from May to August 2022 when transitioning to Southern as our operator for scheduled routes in the West Coast, resulting in a significant number of canceled and delayed flights.

In the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we may not have access to the necessary number of aircraft to achieve our planned growth. Though we have successfully incentivized our operators to add aircraft to support our growth in the past, there is no guarantee we will be able to continue doing so without incurring significant additional costs. Increased use of private aircraft since the outbreak of the COVID-19 pandemic has added competitive pressure for access to aircraft, which may make it more difficult or costly for third-party operators to expand to meet our needs. If our third-party aircraft operators are unable or unwilling to add aircraft, or are only able to do so at significantly increased expense, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators on reasonable terms, or at all, our business and results of operations could be adversely affected. As the air mobility market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the air mobility market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees, may increase, as may the cost of securing their services.

If we encounter problems, such as workforce disruptions, with any of our third-party aircraft operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

Many of our flight operations are conducted by third-party aircraft operators on our behalf and we rely on third-party service providers to support our operations. Due to our reliance on third parties to provide these services going forward, we are subject to the risk of disruptions to their operations, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, as well as any failure to deliver services at the level expected of them. We have, in the past, experienced issues with third-party aircraft operators. For example, in June 2018 we terminated a charter and aircraft sublease agreement we had with a key third-party scheduled aircraft operator in California because the operator had been providing increasingly unreliable and substandard service quality, resulting in frequent and last minute flight cancellations, while overcharging us and refusing to provide the requisite financial and operating data transparency. This had a negative impact on our results of operations and required approximately eight months to re-establish revenue levels similar to those prior to this event. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, such as conditions resulting from the COVID-19 pandemic, have subjected certain of these third-party regional operators to significant financial and operational pressures, which have in the past and could in the future result in the temporary or permanent cessation of their operations.

Union strikes or staff shortages among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our air mobility service and thus could have a material adverse effect on our business, financial condition and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have entered into agreements with contractors to provide various facilities and services required for our operations. Because we will rely on others to provide such services, our ability to control the efficiency and timeliness of such services will be limited. Similar agreements may be entered into in any new markets we decide to serve. If any of these service providers cease operations, there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party web service providers to deliver our offerings to users on our platform, and any disruption of or interference with our use of third-party web services could adversely affect our business, financial condition and results of operations.

Our platform’s continuing and uninterrupted performance is critical to our success. We currently host our platforms and support our operations using third-party providers of cloud infrastructure services. While we have engaged reputable vendors to provide these services, we do not have control over the operations of the facilities used by their third-party providers and their facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes to the service levels from these third-party cloud infrastructure providers may adversely affect our future ability to meet the requirements of users to search for flights and book travel. While we expect to implement reasonable backup and disaster recovery plans, we have experienced interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brands and could have a material adverse effect on our business, financial condition and results of operation.

Aircraft purchase agreements are often subject to indexed price escalation clauses which could subject us to unanticipated expenses.

Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices, the actual escalation amounts of which are outside of the purchaser’s control. Escalation factors can fluctuate significantly from period to period and changes in escalation amounts can significantly impact expenses and operating margins. The terms and conditions of the aircraft purchase agreement with TAI do contain price escalation clauses and future purchase orders with other suppliers may also contain price escalation clauses yet to be determined, and there is no assurance that they will be determined in a manner that will mitigate the risks described above.

Risks Related to Our Intellectual Property and Information Technology

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose market share, generate reduced revenue and incur costly litigation to protect our rights.

Our success depends in part on our ability to protect our intellectual property rights, including trademarks and service marks applicable to our operating entities and, in the future once developed, certain technologies and software that we expect to be deployed in our aircraft or that we expect to utilize in arranging air transportation. To date, we have relied primarily on trademarks to distinguish us from our competitors, and trade secrets and other forms of legal protection and contractual agreements to establish and protect our proprietary rights.

Although we plan to control the STC once certified, and may own certain intellectual property rights relating to the powertrain, we do not anticipate owning intellectual property rights in any particular component of the fully-electric and hybrid-electric powertrains to be produced. Under our agreement with AeroTEC, it will provide services for us to obtain one or more STCs that relate to the powertrains. Such an STC would provide us the right to operate and otherwise commercialize Cessna Caravans modified with such a powertrain. However, an STC does not provide an exclusive right to commercialize the component that the STC describes, and other companies may file for and obtain an STC to modify a Cessna Caravan or other light aircraft with a substantially similar or superior powertrain compared to the powertrains we plan to develop with our commercial partners. Moreover, there is no guarantee that we will obtain an STC for our planned fully-electric and hybrid-electric powertrains, through our collaboration with our commercial partners or otherwise. Any reference to “our proprietary powertrain technology” or similar phrases herein refer to our anticipated rights in one or more STCs relating to such technology, and not to any intellectual property rights in such technology.

We expect that in the future we will rely on patents and trade secrets to protect any proprietary technology we develop. We routinely enter into agreements with employees, consultants, third parties and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. However, we cannot guarantee that we have entered into or will enter into such an agreement with each person that has access to such information or that the steps we take to protect our intellectual property will otherwise be adequate. For example, unauthorized parties may attempt to obtain and use information that we regard as proprietary and, if successful, may potentially harm our ability to compete, accelerate the development programs of our competitors, and/or our competitive position in the market. Moreover, our agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours, and there can be no assurance that our counterparties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will offer us meaningful protection for our business, provide competitive advantages or will not be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology, products or services in the United States or foreign jurisdictions, which could harm our ability to obtain or maintain a competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources needed to file and prosecute patent applications for such technology, or that we will inadvertently abandon them by failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. Even if we obtain patent protection in future, we cannot assure you that such patents would be sufficiently broad to protect our proprietary technology to prevent competitors or other third parties from using the same or similar technologies. Failure to comply with legal requirements to maintain a patent or trademark registration can result in lapse or cancellation of the patent or trademark registration, which could result in the loss of patent or trademark rights. If this occurs, we may not be able to exclude our competitors from using patented technology that we have developed or our trademarks. Also, patents and trademark registrations may be challenged in court or administrative proceedings.

The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, there could be a material adverse effect on our business, financial condition and results of operations.

We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our aircraft.

Third parties, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to operate under our current branding, provide air mobility services or to make, use, develop or deploy our aircraft, the powertrain we are developing with our commercial partners or other aircraft components, which could harm our business.

For example, third parties owning patents or other intellectual property rights relating to airline services or aircraft components (e.g., battery packs, electric motors, aircraft configurations, fly-by-wire flight control software, electronic power management systems or other components) may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party’s intellectual property rights, we may be required to do one or more of the following:

•
cease development, sales or use of its or our products or services;
•
trade under a different name or rebrand our services;
•
pay substantial damages;
•
obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•
re-design one or more aspects or systems of its or our aircraft or other offerings.

A successful claim of infringement or misappropriation against us could adversely affect our business, financial condition and results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs, business disruption and demand on management resources.

We will rely on our information technology systems to manage numerous aspects of our business. A cyber-attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.

We will rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit and store personal and financial information, proprietary information of our business, and also allow us to coordinate our business across our operation bases and allow us to communicate with our employees and externally with customers, suppliers, partners and other third parties. To date, we have not implemented comprehensive security measures to secure these information technology networks and systems and the data processed, transmitted, and stored on them, and the integration of these two separate information technology systems following the merger will be more challenging as a result. These networks, systems, and data will be susceptible to cyberattacks, viruses, malware or other unauthorized access or damage (including by environmental, malicious or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, would result in damage, disruptions or shutdowns to our platform. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, and subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

We may in the future be subject to data breaches. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or data foreign privacy laws, regulations or other principles or orders to which we may be subject could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities, litigation, including class action litigation, from our customers, fines, penalties, or other liabilities, or require us to change our operations or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws.

System failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions, outages or degradation because of hardware and software defects or malfunctions, human error or malfeasance by third parties or our employees, contractors, service providers, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks, ransomware attacks or other events. We do not carry cyber insurance, which may expose us to certain potential losses for damages or result in penalization with fines in an amount exceeding our resources. As we do not currently have insurance protection for cybersecurity breaches, we may not have sufficient remedies available to us from our third-party service providers to cover all of our losses that may result from such interruptions, outages or degradations.

Our software and the third-party software that we incorporate into our platform may be subject to errors, defects or vulnerabilities. Any errors, defects or vulnerabilities discovered in our platform, whether in our code or that of third-party software on which our software relies, could result in negative publicity, a loss of customers or loss of revenue, access or other performance issues, security incidents or other liabilities. Errors, defects and vulnerabilities could also prevent customers from booking flights, which would adversely affect our flyer utilization rates, or disrupt communications within the company (e.g., flight schedules or passenger manifests), which could affect our on-time performance. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could negatively impact our reputation or brand, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, our transition of our workforce to a hybrid work environment, where our employees are often working remotely, could also increase our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide services to our customers.

We are subject to cyberattacks, system failures and other events or conditions that can interrupt the availability or reduce or affect the speed or functionality of our technology platform, especially because we are in the process of maturing our security programs and have not yet implemented the expected security controls to prevent such disruptions. These events could result in losses of revenue due to increased difficulty of booking services through our technology platform, impacts to on-time performance and resultant errors in operating our business. A prolonged interruption in the availability or reduction in the availability or other functionality of our platform can adversely affect our business and reputation and could result in the loss of customers. For example, in 2022, Southern experienced a prolonged interruption in its platform functionality as a result of a ransomware attack on a third-party service provider, which caused two flights to be canceled and the need to revert to manual processes. Moreover, to the extent that any system failure or similar event results in harm or losses to the customers using our platform, such as the inability to book or change flights because of a system failure, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time consuming and costly for us to address.

It is also possible our security controls over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential personal, Company or customer information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks and systems could subject us to third-party claims against us and reputational harm, including statutory damages under California or other state law, regulatory penalties and significant costs of breach investigation, remediation and notification. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties.

We will continue to rely on mobile operating systems and application marketplaces to make our app available to users of our platform. If we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make their respective platforms available to customers. The majority of our flights are booked through our app. In the future, these mobile operating systems or application marketplaces could limit or prohibit us from making our current and future apps available to customers, make changes that degrade their functionality, increase the difficulty of using them, impose terms of use unsatisfactory to us or users, or modify search or ratings algorithms in ways that are detrimental to us. Additionally, if any future competitor’s placement in such mobile operating system’s application marketplace is more prominent than the placement of our current and future apps, overall growth in our customer base could slow and the usage of our platform could be adversely affected. The Surf Air app has experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our current and future apps. Additionally, in order to deliver high-quality apps, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile technology industry to make, or continue to make, such technologies, systems, networks or standards available to our customers. If users on our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, there could be a material adverse effect on our business, financial condition and results of operations.

We will need to improve our financial and operational systems to manage our growth effectively and support our business arrangements, and an inability to do so could harm our business, financial condition and results of operations.

To manage our growth and business operations, especially as we expand our network and work with our commercial partners to electrify our fleet, we will need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. In particular, we are in the process of replacing our legacy enterprise resource planning (“ERP”) systems in order to accommodate our expanding operations and address our deficiencies in IT general controls for information systems. We cannot be certain that we will successfully institute, in a timely or efficient manner or at all, our new ERP system or the improvements to our managerial, operational and financial systems and procedures necessary to support our anticipated increased levels of operations. Problems associated with, or disruptions resulting from, any improvement or expansion of our operational and financial systems could adversely affect our relationships with our customers, commercial partners and suppliers, inhibit our ability to expand or take advantage of market opportunities, cause harm to our reputation, result in errors in our financial and other reporting and affect our ability to maintain an effective internal control environment and meet our external reporting obligations, any of which could harm our business, financial condition and results of operations.

Legal and Regulatory Risks Related to Our Business

Our business will be subject to a variety of extensive and evolving laws and regulations, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel and competitive disadvantages.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, health care, tax, securities and exchange laws, data privacy and data security, safety and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future legal or regulatory changes. We will monitor these developments closely, and ensure that adequate resources are dedicated to compliance. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate or limit our ability to expand into certain jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are highly regulated by several U.S. government agencies, including the DOT, the FAA and the TSA. Requirements imposed by these regulators (and others) may restrict the ways we may conduct our business, as well as the operations of our third-party aircraft operator customers. Failure to comply with such requirements in the future may result in fines and other enforcement actions by the regulators. For example, the TSA is responsible for civil aviation security matters, including passenger and baggage screening at U.S. airports. If the TSA were to impose additional or more burdensome security requirements, demand for our services could decrease and/or the costs required to comply with these requirements could increase. In addition, the FAA can assess civil penalties or seek criminal sanctions for failure to comply with FAA regulations, as well as modify, suspend or revoke licenses granted to us for our operations. In the future, any new regulatory requirements, particularly requirements that limit our third-party aircraft operators’ ability to operate or new maintenance directives or mandatory orders related to airworthiness, could have a material adverse effect on us and the industry.

For example, on March 7, 2023, the TSA issued a new cybersecurity amendment on an emergency basis to the security programs of aircraft operators, consistent with the efforts of the U.S. Department of Homeland Security to increase cybersecurity resilience of U.S. critical infrastructure. The emergency amendment requires operators in the aviation sector to develop approved implementation plans, and to assess the effectiveness of those measures, in addition to current regulatory requirements to report significant cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency, establish a cybersecurity point of contact, develop and adopt a cybersecurity incident response plan and complete a cybersecurity vulnerability assessment.

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations, reduce revenues or otherwise impact our business. The industry is heavily taxed. Additional taxes and fees, if implemented, could negatively impact our results of operations.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as the aircraft used in our operations, at such airports. The imposition of any limits on the use of such aircraft at any airport at which we operate could have a material adverse effect on our operations.

Our results of operations and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•
changes in law or regulation that affect the services that can be offered by us in particular markets or at particular airports, or the types of fares offered or fees that can be charged;
•
changes in law or regulation that specifically address hybrid-electric, all-electric or alternative fuel aircraft that could delay our ability to deliver products, implement aircraft modifications or launch service;
•
the adoption of new passenger security standards or regulations that impact customer processing or service;
•
restrictions on airport operations, such as restrictions on the use of particular airports; and
•
the adoption of new or increased aircraft noise restrictions.

We receive, collect, store, process, transmit, share and use personal information, including passenger data, and rely in part on third parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share, and use such personal information, including payment information. Each additional regulation or other form of expanded regulatory oversight increases costs, adds greater complexity to operations and, in some cases, may reduce the demand for air travel. There can be no assurance that the increased costs or greater complexity associated with compliance with new or expanded rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us. Failure to comply with data privacy laws and regulations could have a material adverse effect on our reputation, financial condition or results of operations, or have other adverse consequences.

We and other U.S. carriers are subject to U.S. and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate and which are continuously evolving, requiring ongoing monitoring and updates to our privacy and information security programs. Although we dedicate resources to manage compliance with data privacy obligations, this challenging regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement, and legal claims or proceedings.

Even when we believe we are in complete compliance, a regulatory agency may determine that we are not. Failure to comply with legal and regulatory requirements, such as obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating all or significant portions of our business.

We may be unable to obtain or maintain relevant regulatory approvals for the commercialization of our electrification of aircraft.

The development and commercialization of new fully-electric and hybrid-electric powertrains to be used in aircraft and the operation of an air mobility service requires multiple regulatory authorizations and certifications, including STCs, and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. We are striving for FAA certification of our fully-electric powertrain to occur in early 2027 and the hybrid-electric powertrain at a later date, followed by the commercialization of the technology. The timing of our production ramp is dependent on being able to timely obtain STCs from the FAA. In addition, we will also need to do extensive testing to ensure that the propulsion system is in compliance with applicable FAA safety regulations and other relevant regulations prior to our suppliers beginning mass production. Production approval involves initial FAA manufacturing approval and extensive ongoing oversight of mass produced aircraft components. If we are unable to obtain production approval for the hybrid-electric propulsion system, or the FAA imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.

While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain or maintain such authorizations and certifications, or to do so on the timeline we project. The failure to obtain any of the required authorizations or certificates, or do so in a timely manner, or if any of these authorizations or certificates are modified, suspended or revoked after we obtain them, may render us unable to develop our powertrains and implement our plans to install them in aircraft on the timelines we project, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

An STC will be issued by the FAA only if: (i) the pertinent technical data from the manufacturer has been examined and found satisfactory by the FAA; (ii) all necessary tests and compliance inspections have been completed; and (iii) the alteration has been found to conform with the technical data. There are a number of steps involved in obtaining an STC, including FAA application, preliminary type certification board (“TCB”) meetings, development of certification program plans, establishment of certification basis by the FAA, data submission, FAA design evaluation, interim type certification meetings, FAA conformity inspections, pre-flight TCB meeting, ground inspections, ground tests, flight tests, FAA review of in-flight test results, issuance of Type Inspection Authorization, FAA conformity inspections, witnessing of tests and performance of official certification flight tests, flight standards evaluations, functional and reliability testing, FAA approval of flight manual supplement or supplemental flight manual, and final TCB meeting and Aircraft Evaluation Group completion of continuing airworthiness determination. Failure to achieve any of these milestones in a timely manner will delay our ability to attain the requisite STCs on the expected timeline or could result in failure to obtain STC approval at all. Furthermore, the FAA may determine that the modification requested by the STC is so complex that a new (rather than supplemental) aircraft type certification process must be undertaken instead. The process to obtain a TC is typically longer, more complex and more capital intensive than the process to obtain an STC.

Our agreement with AeroTEC contemplates that it will apply for and obtain STCs for the fully-electric and hybrid-electric powertrains for Cessna Caravan aircraft, and transfer the STCs to us. If the FAA issues AeroTEC such an STC, FAA consent will be required for AeroTEC to transfer the STC to us, and we will still be required to comply with certain requirements in order to maintain that regulatory approval, including obligations to: (i) report failures, malfunctions and defects; (ii) make the type certificate and underlying data available to FAA and National Transportation Safety Board upon request; (iii) make instructions for continued airworthiness available to aircraft owners and operators; (iv) make required design changes to address Airworthiness Directives issued by FAA and make them available to aircraft owners and operators; and (v) make flight manual supplements and supplemental flight manuals available with each alteration. Failure to continue to comply with these and other requirements may result in the suspension or revocation of the STC or other licenses, certificates, authorizations or permits required to operate our business.

We may be unable to comply with relevant regulations applicable to our on-demand business.

We provide a technology platform to match air passengers with seats on certified aircraft. Depending on how this platform and our business evolves, it is possible that, as a result of our on-demand services, the DOT may view us as operating as either an “air charter broker” and/or a “charter operator”. Each of these roles carries with it varying levels of regulatory obligations. To the extent applicable, failure to comply with the regulations applicable to each of these roles could result in the imposition of fines and/or civil penalties, and, in severe cases, the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating all or a significant portion of our business.

Continued access to Essential Air Service revenue is of critical importance to us.

Southern has historically received EAS subsidies as compensation for providing essential air service to numerous small communities. Over the last decade, overall funding of the EAS program by the U.S. government has increased from $193 million in 2012 to $466.4 million in 2022, which includes an increase in Congressional appropriation from $143 million in 2012 to $350 million in 2022. For the year ended December 31, 2023, EAS revenue was $19.2 million, or approximately 32% of the Company’s total revenue. The total amount of EAS revenue ultimately received by us will be determined by, among other things, the number of subsidized flights flown by Southern, overall funding levels of the EAS program by the U.S. Congress (which could be reduced) and competitive bids for EAS revenue awards by other carriers (which could cause us to lose EAS revenue to competitors). The EAS program was initially intended to last ten years from 1978 but has been modified and extended in the years since. The EAS program may continue to be modified or changed or may be canceled in the future, or we may be unable to continue to participate successfully in the EAS program. Any such developments could materially adversely affect our business. EAS revenue awards generally have a term of two years, during which time, a carrier is paid a subsidy amount in accordance with the maximum allowances stipulated in the EAS revenue award and is paid monthly in arrears on a per-flight-completed basis. The DOT has the right to terminate a route for breach of contract or in exceptional circumstances. The DOT, which administers the EAS program, has the right to cancel EAS revenue rewards if it deems that the communities served by such arrangements are no longer eligible. There can be no assurance that current EAS legislation will remain unchanged, or that Congress will continue to provide funding for the EAS program at any particular level. A reduction of EAS revenue, a loss of EAS revenue awards either due to termination or failure to renew at the end of the two-year term or a change to or termination of the EAS program could have a material adverse effect on our business, financial condition and results of operation.

We may fail to continue to meet the requirements necessary to operate our air services.

Regional airline services are currently regulated by both the DOT, which provides the economic authority to operate as an airline, and the FAA, which provides the safety authority. Southern currently holds a Commuter Air Carrier Authorization issued by the DOT under 14 C.F.R. Part 298 (“Part 298”) and an Air Carrier Certificate issued by the FAA under 14 C.F.R. Part 119 with Operations Specifications issued under 14 C.F.R. Part 135 (“Part 135”). The requirements of Part 298 and Part 135 are continuing in nature and we must comply with them at all times, with a failure to meet any relevant requirements could subject us to possible penalties and/or certificate actions.

We must comply continuously with Fitness and Citizenship requirements administered by the DOT to perform scheduled air transportation.

As a carrier, we must be found to be fit, willing, and able to perform the air transportation for which we are licensed by the DOT. This involves a DOT evaluation of the citizenship, competence and compliance disposition of the airline and its management as well as an evaluation of the financial viability of the carrier and its ability to carry out its operations without putting customers’ money at unnecessary risk. In connection with DOT review of our acquisition of Southern, we are undergoing a continuing fitness review by the DOT keyed to these factors. DOT review is ongoing. To the extent the DOT were to raise concerns about any of these matters, we may have to make adjustments to our operating team, management or ownership structure in order to address the concerns. A protracted failure to address any DOT concerns might result in the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business.

Risks Related to Our Operating as a Public Company

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the rules and requirements of the Exchange Act as well as other rules and regulations of the SEC, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd Frank Wall Street Reform and Consumer Protection Act and any rules and regulations thereunder, as well as under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the rules of the NYSE. New and changing laws, regulations, and standards relating to corporate governance and public disclosure have created uncertainty for public companies and will increase the costs and the time that our board for directors and management must devote to complying with these rules and regulations. The requirements of these rules and regulations will increase our legal and accounting compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our Board. As a public company, we expect to increase the coverage limits of our director and officer liability insurance from $2.5 million to in excess of $20 million, which will likely result in materially higher insurance premiums. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE. The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is listed on the NYSE under the symbol “SRFM.” We cannot assure you that our securities will continue to be listed on the NYSE. We are required to demonstrate compliance with the NYSE’s continued listing requirements in order to continue to maintain the listing of our securities on the NYSE. The continued listing requirements relate to, among other things, stock price, timely filing of periodic reports, financial condition, and corporate governance, and some of these requirements, such as those involving the trading price of our Common Stock, are beyond our control. Even for items within our control, there can be no assurance that we will be able to maintain compliance.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

• a limited availability of market quotations for our securities;

• reduced liquidity for our securities;

• a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

Our management has limited prior experience in operating a public company.

Our executive officers have limited prior experience in the management of a publicly traded company. Our management team may not be able to effectively manage our responsibilities as a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage, as an increasing amount of their time may be devoted to these activities, resulting in less time being devoted to the management and growth of our business and operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent it from timely reporting our results of operations, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act (“Section 404”). The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In particular, as a result of the Sarbanes-Oxley Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Common Stock.

As a private company, we had not endeavored to establish and maintain internal control over financial reporting meeting the standards required of public companies. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective as a result of a material weakness(es) in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. See the sections entitled “- Risks Related to Our Operating as a Public Company - Our management has identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. At this time, we cannot predict whether our efforts to remediate the identified material weaknesses will be successful, and it is expected that some or all of these material weaknesses will continue to persist for an extended period of time”. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.

Our management has identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. At this time, we cannot predict whether our efforts to remediate the identified material weaknesses will be successful, and it is expected that some or all of these material weaknesses will continue to persist for an extended period of time.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of December 31, 2023, material weaknesses continued to exist in our internal control over financial reporting, as discussed further in Item 9A, “Controls and Procedures - Material Weaknesses in Internal Control Over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has developed a plan to remediate these material weaknesses, as discussed in Item 9A, “Controls and Procedures - Material Weaknesses in Internal Control Over Financial Reporting.” We have begun to implement aspects of this remediation plan, however, the remediation measures will be ongoing and it is expected that these will result in future costs for us. However, the material weaknesses will not be considered remediated until management completes the design and implementation of the processes and controls described above and the controls operate for a sufficient period of time and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. Our efforts may not remediate these material weaknesses in internal control over financial reporting, and may not prevent additional material weaknesses from being identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a revision or restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us, negatively impact the trading price of our Common Stock and cause a decline in our equity value. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, and may further subject us to potential delisting from the stock exchange on which we list, or to other regulatory investigations, litigation and civil or criminal sanctions. Restatements or revisions of our consolidated financial statements could cause our management’s attention to be diverted from the operation of the business and could also cause us to incur additional expenses.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2028, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year and would become an accelerated filer. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (a) (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equal or exceeded $100 million during such completed fiscal year or (b) the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could have a material adverse effect on our business.

Additionally, in connection with their prior experience, certain of our directors have been named defendants in litigation or other legal proceedings, we cannot provide assurance that these prior legal proceedings or future legal proceedings involving our directors will not cause reputational harm for us.

Investors’ expectations of our performance relating to environmental, social and governance (“ESG”) factors may impose additional costs and expose us to new risks.

There is an increasing focus from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Further, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

Delaware law and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and the Delaware General Corporation Law (as amended, the “DGCL”) all contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include provisions:

•
establishing a classified board of directors with staggered, three-year terms;
•
authorizing our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
limiting the liability of, and providing for the indemnification of, our directors and officers;
•
authorizing our Board to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
establishing advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

Our Amended and Restated Bylaws and our Amended and Restated Certificate of Incorporation limit voting rights of certain foreign persons.

Our Amended and Restated Bylaws and our Amended and Restated Certificate of Incorporation provide that the persons or entities who are not citizens of the United States (“Non-Citizens”), shall not, in the aggregate, own and or control more than 25.0% of our total voting interest. Additionally, our Amended and Restated Bylaws provide that Non-Citizens who are residents of countries that are not party to “open-skies” agreements with the United States (“NOS Non-Citizens”) shall not, in the aggregate, own more than 25.0% of the total number of our outstanding equity securities, and that all Non-Citizens (including any NOS Non-Citizens) shall not, in the aggregate, own more than 49.0% of the total number of our outstanding equity securities. To comply with this legally-required provision, if Non-Citizens own (beneficially or of record) more than 25.0% of the total voting power of our Common Stock, only permitted Non-Citizens holders consisting of Kuzari Investor 94647 LLC and our co-founders, Sudhin Shahani and Liam Fayed, and their respective affiliates will be entitled to vote. Any other Non-Citizens that own (beneficially or of record) or have voting control over any shares of our capital stock, will have their voting rights subject to automatic suspension. As of December 31, 2023, (i) the Permitted Holders beneficially own 19.4% of the total voting power of our Common Stock and the total number of our outstanding equity securities, or 22.0% of the total voting power and the total number of our outstanding equity securities assuming the vesting in full of 1,260,000 PRSUs to each of Mr. Fayed and Mr. Shahani, and (ii) Non-Citizens beneficially own 32.7% of the total voting power of our Common Stock and the total number of our outstanding equity securities.

The provisions of our Amended and Restated Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Amended and Restated Certificate of Incorporation or the Amended and Restated Bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Amended and Restated Certificate of Incorporation provides that federal district courts will be the sole and exclusive forum for claims under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our Amended and Restated Certificate of Incorporation will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the proposed certificate of incorporation to be inapplicable or unenforceable in such action. In this regard, stockholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder, including Section 22 of the Securities Act.

Risks Related to Ownership of Our Common Stock

The trading price of our Common Stock may be volatile.

The trading price of our Common Stock, may fluctuate due to a variety of factors, including:

•
changes in the industries in which we and our customers operate;
•
developments involving our competitors;
•
changes in laws and regulations affecting our business;
•
variations in our operating performance and the performance of our competitors in general;
•
actual or anticipated fluctuations in our quarterly or annual results of operations;
•
publication of research reports by securities analysts about us or our competitors or our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
actions by stockholders, including the sale by the third-party investors of any of their shares of Common Stock;
•
additions and departures of key personnel;
•
commencement of, or involvement in, litigation involving the combined company;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of Common Stock available for public sale; and
•
general economic and political conditions, such as the effects of the COVID-19 pandemic or similar public health threats, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance. Furthermore, an active trading market for our securities may never develop, or, if developed, may not be sustained. Holders of our securities may be unable to sell their securities unless a market can be established or sustained.

In addition, stock markets with respect to newly public companies, particularly companies in the mobility and technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including mobility and technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our Common Stock given that we are a newly public company. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.

Our shareholders may experience dilution from several different sources after our initial listing.

Our shareholders may experience dilution from several sources to varying degrees, including as lock-ups from our initial listing are released and as shares of our Common Stock are issued and sold in subsequent offerings.

In addition, we may issue shares of our Common Stock for the remainder of the undrawn amounts under the Share Subscription Facility. The purchase price per share to be paid by GEM for the shares of our Common Stock that we may elect to sell to GEM under the Share Subscription Facility pursuant to the GEM Advances or draw downs will fluctuate based on the volume weighted average trading price of our Common Stock. Accordingly, it is not possible for us to predict prior to any such sales, the number of shares of our Common Stock that we will sell pursuant to the Share Subscription Facility. Therefore, sales to GEM by us in order to utilize the Share Subscription Facility could result in substantial dilution to the interests of other holders of our Common Stock.

We do not intend to pay cash dividends for the foreseeable future.

Our Board currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, the price of our Common Stock would likely decline. If few analysts cover us, demand for Common Stock could decrease and our Common Stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Sales of substantial amounts of our Common Stock in the public markets or the perception that sales might occur, could cause the trading price of our Common Stock to decline.

In addition to the supply and demand and volatility risk factors discussed above, sales of a substantial number of shares of our Common Stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our Common Stock to decline.

Our Amended and Restated Bylaws contain certain lock-up provisions related to our Common Stock (i) received by our shareholders as consideration for the Internal Reorganization, (ii) issued to our directors, officers and employees upon the settlement or exercise of stock options or other equity awards after the Internal Reorganization and (iii) issued pursuant to certain convertible instruments, including warrants and SAFEs (holders thereof, collectively, the “Lock-Up Holders”). The approximately 16,250,000 shares of Common Stock received by Southern stockholders in connection with the Southern Acquisition are not subject to any lock-up. In addition, we have agreed to waive the lock-up provisions in respect of the approximately 13.3 million shares of Common Stock held by lenders, including Partners for Growth V, L.P. (“PFG”), LamVen LLC (“LamVen”) and LamJam LLC (“LamJam”). The Amended and Restated Bylaws provide that (1) 40% of the shares issued to the Lock-Up Holders are not be subject to any lock-up provisions, (2) 30% of the shares issued to the Lock-Up Holders are restricted from being transferred, subject to certain limited exceptions, for a period of 90 days from the closing of the Internal Reorganization, which expired on October 19, 2023, and (3) the remaining 30% of the shares issued to the Lock-Up Holders are restricted from being transferred, subject to certain limited exceptions, for a period of 180 days from the closing of the Internal Reorganization, provided that if the lock-up period would end during a Blackout Period (as defined in the Amended and Restated Bylaws), the lock-up period would then end on the first trading day following the end of the Blackout Period. The lock-up provisions may be waived by our Board, in its sole discretion, with respect to any shares held by a Lock-Up Holder. In addition, shares of any lender of

52

ours who is party to a credit, financing or other agreement approved by the our Board and containing an express waiver of the lock-up provisions, will not be subject to any lock-up.

Further, assuming the continued availability of certain public information about us, (i) non-affiliates who have beneficially owned our Common Stock for at least six months may rely on Rule 144 to sell their shares of Common Stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our Common Stock for at least six months, including certain of the shares of our Common Stock covered by this prospectus to the extent not sold hereunder, will be entitled to sell their shares of our Common Stock subject to volume limitations under Rule 144 and any applicable restrictions under our insider trading policy.

In addition, we have filed a registration statement on Form S-8 under the Securities Act to register all shares subject to outstanding stock options or reserved for future issuance under our equity compensation plans. As of December 31, 2023, we had 1,606,159 options outstanding that, if fully exercised, would result in the issuance of 1,606,159 shares of Common Stock. As of December 31, 2023, we had 3,773,063 RSU awards granted prior to December 31, 2023 for which the time-based and/or performance-based vesting condition had not been satisfied as of such date that, upon vesting, would result in the issuance of 3,773,063 shares of Common Stock. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

Moreover, depending on market liquidity at the time, resales by GEM of any shares we sell to GEM under the Share Subscription Facility may cause the public trading price of our Common Stock to decrease.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in these risk factors, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.

General Risk Factors

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations.

Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect us and our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, legislative and regulatory changes, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather and climate change, natural disasters, terrorism, uncertainty in the banking system, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions can lead consumers to forgo our services and consumer demand for our services may not grow as we expect. We believe perceived recessionary risks will continue to impact our results of operation in 2024. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons and drive higher prices in the supply chains we rely upon.

We are exposed to the impact of rising inflation rates, which could negatively affect our results of operations and our ability to invest and hold our cash.

The United States has recently experienced historically high levels of inflation. In particular, the COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels had a severe and prolonged effect on the global economy generally. A rapid economic expansion following the height of the pandemic resulted in significant inflationary pressures, which have increased our costs for aircraft fuel, wages and benefits and other goods

53

and services we require to operate our business. Additionally, the ongoing conflicts between Russia and Ukraine and the Middle East have contributed to higher inflation.

The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the U.S. Bureau of Labor Statistics, increased by 4.9% from April 2022 to April 2023. The general effects of inflation on the global economy can be wide-ranging, evidenced by rising wages and rising costs of consumer goods and necessities. If the inflation rate continues to increase, this will result in, for example, increases in the cost of fuel, labor and other costs, which will adversely affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses.

Our fuel purchase, labor and airport operations contracts generally do not provide meaningful price protection against increases in costs. Our current policy is not to enter into transactions to hedge our fuel costs, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2023 and December 31, 2022, we did not have any fuel hedging contracts outstanding to hedge our fuel costs. Additionally, we do not typically enter long-term labor agreements with our pilots or ground service personnel to fix our employee-related costs. We do not intend in the foreseeable future to enter into any future transactions to hedge the cost of fuel, and assuming we do not otherwise fix our labor costs, we will continue to be fully exposed to fluctuations in prices of material operating costs.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this prospectus. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: valuation of our share-based compensation, fair value measurements of our debt and equity transactions; and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 1C: CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We have implemented and planned several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

As part of our overall approach to managing risks, we have implemented the following:

•
Cybersecurity incident response plan and procedures
•
Change management and software development life cycle (“SDLC”) workflow across the Engineering release team
•
Role-based access controls across enterprise systems
•
Work with partners that have SOC1/SOC2 compliance standards around the management and processing of payment card industry (“PCI”) and personally identifiable information (“PII”) data
•
Use of multi-factor authentication for accessing digital content across important roles in the enterprise
•
Implementation of security frameworks to guard against business email compromise and device security to protect against malware, ransomware, and other risks across employees’ devices
•
Device management tools to centrally manage and update company-owned hardware assets

54

•
Implementation of vulnerability scanning frameworks across digital and hardware assets across the enterprise

Also on our planned roadmap are the below-listed activities:

•
Undertake regular reviews of our consumer-facing policies and statements related to cybersecurity
•
Implement cybersecurity management and incident training for employees
•
Conduct regular phishing email simulations for all employees and contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats
•
Iterate our internal processes and response plans to calibrate with emerging threats/trends

As part of our overall approach to enhance our cybersecurity posture, we plan to regularly engage with assessors, consultants, and other third parties to assess and review our program to help identify areas for continued focus, improvement, and/or compliance. Additionally, we are working towards a comprehensive cybersecurity-specific risk assessment process, which helps identify our cybersecurity threat risks by mapping our processes to standards set by the National Institute of Standards and Technology (“NIST”) and plan to align our digital assets to Center for Internet Security (“CIS”) standards, as well as planned engagement with external entities to penetration test our information systems.

In the last two fiscal years, we have not experienced any material cybersecurity incidents and risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. The expenses incurred from cybersecurity incidents, in which our SaaS infrastructure providers were targeted in larger attacks, were immaterial. This includes penalties and settlements, of which there were none. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the headings “We will rely on our information technology systems to manage numerous aspects of our business. A cyber-attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation” and “System failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition and results of operations,” which should be read in conjunction with the foregoing information.

Cybersecurity is an integral part of our risk management processes and an area of increasing focus for our Board and management. Our Board oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats.

Our Technology Steering Committee comprising executive leadership, business leaders, and IT is responsible for the oversight of risks from cybersecurity threats. The Technology Steering Committee meets regularly to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. We have instituted a quarterly update to our Board members with an overview of the management of our cybersecurity threat risk and strategy processes covering topics such as security posture, progress towards risk-mitigation-related goals, and emerging threat risks or incidents and developments, as well as the steps management has taken to respond to such risks, if any. Pursuant to our cybersecurity incident response framework, we have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board, as well as ongoing updates regarding any such incident until it has been addressed. Members of the Board and the Technology Steering Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are managed in collaboration between Technology and IT teams in close association with business team leads and the executive team. The global IT team is led by our VP of IT at the Company in collaboration with the VP of Technology at Southern. Such individuals collectively have 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategies, and implementing effective information and cybersecurity programs. We also work very closely with a Senior Advisor to the Board who has a CISSP certification for collaborating on strategies regarding cybersecurity risk management and mitigation.

We have a regular cadence between IT and Tech teams to collaborate on cybersecurity topics. In addition, we encourage communication and participation across the enterprise on cybersecurity-related topics and

55

observations/recommendations. The cybersecurity incident response framework is updated as needed for alignment with current processes and communications.

ITEM 2: PROPERTIES

As of December 31, 2023, we leased aircraft, airport passenger terminal space, portions of and full aircraft hangars and other airport facilities in 45 U.S. airports. We lease our main office and all of the properties on which we operate air mobility services. Our main office is located in a 5,500 square foot facility at 12111 S. Crenshaw Blvd, Hawthorne, CA 90250. The lease of this facility expires in August 2026. Southern’s headquarters is located in a leased workspace in Palm Beach, Florida. The lease of this facility expires in April 2025. For additional information regarding the lease terms and provisions, see Note 8 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we have in the past and may in the future become subject to legal proceedings or claims arising in the ordinary course of our business. Other than as set out in Item 8 of Part II, “Financial Statements and Supplementary Data - Note 15 - Commitments and Contingencies - Legal Contingencies,” we are not currently a party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

56

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under the symbol “SRFM.”

Holders of Record

As of March 22, 2024, there were approximately 329 stockholders of record of our Common Stock. The number of record does not include persons who held shares of our Common Stock in nominee or “street name” accounts through brokers.

Dividend Policy

The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our Common Stock for the foreseeable future. The payment of any cash dividends will be within the discretion of our board of directors.

Stock Performance Graph

The following performance graph shows a comparison from July 27, 2023 (the date our Common Stock commenced trading on the New York Stock Exchange) through December 31, 2023, of the cumulative total return for our Common Stock, the NYSE Composite Index and the S&P 500 Airlines Industry Index.

ITEM 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis reflects the historical results of operations and financial position of Surf Air Mobility Inc., and its consolidated subsidiaries. Prior to the Internal Reorganization (as defined below) on July 21, 2023, these results were comprised of the operations of Surf Air Global, the predecessor to Surf Air Mobility Inc. References in this section to the “Company”, “we” or “our” refer to Surf Air Mobility Inc. and its consolidated subsidiaries, including Southern Airways Corporation. Unless otherwise indicated, all dollar amounts are set forth in thousands, except share and per share data.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included within this Annual Report on Form 10-K.

Overview of the Business

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect communities. The Company intends to accelerate the adoption of green flying by developing, together with its commercial partners, fully-electric and hybrid-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

Surf Air Global Limited (“Surf Air”) is a British Virgin Islands holding company and was formed on August 15, 2016. Surf Air is a technology-enabled regional air travel network, offering daily scheduled flights and on-demand charter flights. Its customers consist of regional business and leisure travelers. Headquartered in Hawthorne, California, Surf Air was originally founded in 2013 as a Delaware corporation and commenced flight operations in June 2013.

Internal Reorganization

On July 21, 2023, SAGL Merger Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Surf Air, after which Surf Air became a wholly-owned subsidiary of the Company (the “Internal Reorganization”).

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing were canceled in exchange for the right to receive shares of the Company’s Common Stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of the Company’s Common Stock (or warrants, options or RSUs to acquire the Company’s Common Stock, as applicable) at a ratio of 22.4 Surf Air ordinary shares to 1 share of the Company’s Common Stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

On July 27, 2023, the Company’s Common Stock was listed for trading on the New York Stock Exchange (“NYSE”).

As the Internal Reorganization did not take effect until July 21, 2023, the financial statements presented in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to the Company, for all periods prior to the date of the Internal Reorganization.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders received 16,250,000 shares of the Company’s Common Stock.

Southern, a Delaware corporation founded on April 5, 2013, and its wholly owned subsidiaries Southern Airways Express, LLC, Southern Airways Pacific, Southern Airways Autos, LLC, and Multi-Aero Inc. are collectively referred to hereafter as “Southern.” Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator that operates a fleet of over 50 aircraft, including the

Cessna Caravan, the Cessna Grand Caravan, the King Air Super 200, the Saab 340, the Pilatus PC-12, the Tecnam Traveller, and the Citation Bravo. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, Far Pacific, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

The Southern Acquisition resulted in a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

The results of operations of Southern are included in the Company’s consolidated financial statements from the date of acquisition, July 27, 2023, through December 31, 2023. For historical financial information of Southern prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Form 8-K/A filed August 29, 2023.

2023 Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of providing a delightful, premium flying experience, and the Company expects these development expenses to continue to be incurred. Additionally, the Company is developing fully-electric and hybrid-electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for the Company. The Company has seen some recovery in on-demand flights from 2021 through the year end of 2023; however, the Company’s business has been and will continue to be affected by many changing economic and other conditions beyond the Company’s control, including global events that affect travel behavior. The spread of COVID-19 also disrupted the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales in markets around the world. The Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2022 and 2023 and believes perceived recessionary risks have impacted the 2023 results. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during the second half of 2023 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses.

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

	Year Ended December 31,		Change
	2023	2022	Increase/ Decrease	%
Scheduled Flight Hours(1)	34,388	2,524	31,864	1,262%
On-Demand Flights(2)	2,831	1,696	1,135	67%
Scheduled Passengers(3)	176,131	7,131	169,000	2,370%
Headcount(4)	833	85	748	880%
Scheduled Departures(5)	31,476	2,002	29,474	1,472%

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

Results of Operations

Results of the Company’s Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenue	$60,505	$20,274	$40,231	198%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	61,918	24,824	37,094	149%
Technology and development	20,850	3,289	17,561	534%
Sales and marketing	10,028	5,214	4,814	92%
General and administrative	100,669	36,824	63,845	173%
Depreciation and amortization	3,762	1,027	2,735	266%
Impairment of goodwill	60,045	—	60,045	—%
Total operating expenses	257,272	71,178	186,094	261%
Operating loss	(196,767)	(50,904)	(145,863)	(287)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(50,230)	(27,711)	(22,519)	(81)%
Interest expense	(2,969)	(596)	(2,373)	(398)%
Gain (loss) on extinguishment of debt	(326)	5,951	(6,277)	(105)%
Other expense	(3,708)	(1,102)	(2,606)	(236)%
Total other income (expense), net	(57,233)	(23,458)	(33,775)	(144)%
Loss before income taxes	(254,000)	(74,362)	(179,638)	(242)%
Income tax expense (benefit)	3,304	—	3,304	—%
Net loss	$(250,696)	$(74,362)	$(176,334)	(237)%

Revenue

Revenue increased by $40.2 million, 198%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
Scheduled	$39,397	$4,324	$35,073	811%
On-Demand	21,108	15,950	5,158	32%
Total revenue	$60,505	$20,274	$40,231	198%

Scheduled revenue increased by $35.1 million, or 811%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. Absent the impact of the acquisition of Southern, the total scheduled revenue decreased by $0.5 million, or -12%, which was primarily attributable to a decline in our membership subscription base.

The impact of the Southern Acquisition contributed an increase of $35.6 million, or 823%, to scheduled revenue primarily related to EAS revenue of $19.2 million, passenger revenue of $14.9 million, and other revenue of $1.5 million since the acquisition of Southern at the beginning of the third quarter.

On-demand revenue increased by $5.2 million, or 32%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. Of the total 2,831 on-demand charter flights, absent the impact of the acquisition of Southern, the Company conducted 2,282 on-demand charter flights during the year ended December 31, 2023 compared to 1,696 on-demand charter flights during the year ended December 31, 2022.

The increase in on-demand charter flights, absent the impact of the acquisition of Southern, was driven by increases in marketing efforts for our on-demand products and other service offerings, and was the primary driver accounting for roughly $3.7 million of the total on-demand revenue increase period over period.

The impact of the Southern Acquisition was to contribute an increase of $1.5 million to on-demand revenue during the year ended December 31, 2023 for trips in the Hawaii-based operations focusing on providing route services for construction crews, school events and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $37.1 million, or 149%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. Of the total 2,831 on-demand charter flights, absent the impact of the acquisition of Southern, the Company conducted 2,282 on-demand charter flights in the year ended December 31, 2023 an increase from 1,696 for the year ended December 31, 2022, which resulted in a $3.1 million increase in cost of revenue associated with Company on-demand charter flights.

The Southern Acquisition contributed to an increase in cost of revenue of $33.9 million, or 137%, during the year ended December 31, 2023 primarily due to aircraft expenses of $19.4 million, pilot expenses of $7.5 million, customer care expenses of $4.4 million, station expenses of $1.2 million, reservation systems of $0.7 million, and passenger re-accommodation expenses of $0.3 million.

Technology and Development

Technology and development expenses increased by $17.6 million, or 534%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase is primarily driven by a data license fee to Textron of $12.5 million for continued work on the development of fully-electric and hybrid-electric powertrain technologies, the amortization of software expenses related to work with Palantir of $4.0 million, and additional research and development expenses to AeroTEC of $1.0 million. The Company expects continued increases in technology and development expenses in order to support the development of its fully-electric and hybrid-electric powertrain technologies.

Sales and Marketing

Sales and marketing expenses increased by $4.8 million, or 92%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in sales and marketing expenses was primarily due to an increase of $3.0 million in labor and labor-related expenses from management compensation and bonuses earned, as well as a concerted effort to grow the on-demand product offering, requiring increased sales force and related commissions. Additionally, increased marketing, advertising, and filming expenses related to building brand awareness of $1.3 million throughout 2023 contributed to the increase.

The Southern Acquisition contributed to an increase in sales and marketing expenses of $0.5 million, which was primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $63.8 million, or 173%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The primary drivers of the increase in general and administrative expenses were an increase in stock-based compensation expense of $35.8 million, increases in professional service fees, including audit and legal expenses related to the Company’s public listing, of $11.4 million, increases in labor and labor-related expenses due to management compensation and bonuses earned of $7.3 million, and $1.8 million due to increases in travel, insurance, property taxes, and dues and subscriptions.

The Southern Acquisition contributed to an increase in general and administrative expenses of $7.5 million, which was primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.7 million, or 266%, for the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to depreciation of engines and aircraft acquired from Southern, as well as amortization of intangibles acquired in the Southern Acquisition.

Impairment of Goodwill

The Company recorded impairment charges to previously recorded goodwill of its Southern business unit of $60.0 million during the year ended December 31, 2023 as a result of the identification of impairment indicators during the fourth quarter of 2023. The Company did not have goodwill during the year ended December 31, 2022. See Critical Accounting Policies and Estimates- Goodwill.

Other Income/(Expense)

Other expense, net increased by $33.8 million, or 144%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by an increase of $22.5 million in changes in fair value of financial instruments carried at fair value. The December 31, 2022 valuation had a public listing probability through a business combination with a special purpose acquisition company (“SPAC”) of 50%, whereas the December 31, 2023 valuation was based on the public market through a direct listing. This resulted in increases in change in fair value of SAFE Notes of $20.1 million and derivative liabilities of $10.0 million. These were offset by a decrease in fair market value of convertible notes of $7.7 million.

In addition, other expense increased by $2.8 million primarily due to a stock-based payment of $3.2 million to Tuscan Holdings in full satisfaction of the termination of a business combination agreement, offset by a decrease of $0.4 million due to a public listing fee paid to Tuscan Holdings in 2022.

During the year ended December 31, 2022 there was a $6.0 million gain on extinguishment of debt due to debt facilities converted to preferred shares compared to the year ended December 31, 2023, which saw a loss on extinguishment of debt of $0.3 million.

Other expenses also increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase in interest expense of $2.4 million driven by $1.3 million of expense due to debt acquired from Southern and $1.1 million primarily attributable to higher interest rates.

Net Loss

The total increase in net loss of $176.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to a goodwill impairment of $60.0 million, an increase in general and administrative expenses of $63.8 million, an increase in other expenses of $33.8 million (including changes in fair market value of financial instruments, interest expense, and other expense), an increase in cost of revenue of $37.1 million, of which $33.4 million was a attributable to the inclusion of Southern’s operations from the July 27, 2023 acquisition date, an increase in sales and marketing of $4.8 million, and an increase in technology and development of $17.6 million. These increases in expenses were offset by an increase of $40.2 million in revenue, of which $36.7 million was a attributable to the inclusion of Southern’s operations from the July 27, 2023 acquisition date.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(64,371)	$(28,037)
Investing activities	(7,100)	(298)
Financing activities	72,990	27,673
Net change in cash and cash equivalents	$1,519	$(662)

Cash Flow from Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $64.4 million, driven by a net loss of $250.7 million and a $2.1 million reduction in operating lease liabilities . These operating outflows were partially offset by non-cash changes in fair value of financial instruments of $50.2 million, non-cash impairment of goodwill of $60.0 million, non-cash stock-based compensation expenses of $48.3 million, increases in accounts payable and other liabilities of $28.6 million, increases in depreciation and amortization of $1.1 million, and increases in prepaid expenses and other current assets of $0.7 million.

The acquisition of Southern resulted in net cash outflows from operating activities of $3.9 million. This was primarily driven by a $3.3 million reduction in deferred income taxes and a net loss of $4.6 million These were mostly offset by increases in depreciation and amortization of $2.7 million, and non-cash operating leases of $1.5 million.

For the year ended December 31, 2022, net cash used in operating activities was $28 million, primarily driven by a net loss of $74.4 million and a gain on extinguishment of debt of $6.0 million. This was partially offset by $12.5 million in non-cash stock-based compensation expenses, $27.7 million in changes in fair value of financial instruments, and accounts payable and other liabilities of $11 million.

Net cash used in operating activities increased period over period by $36.3 million, driven by a $176.3 million increase in net loss, reduction of $3.3 million in deferred income taxes, and increases in prepaid expenses and other current assets of $0.9 million. These were partially offset by an increase of $22.3 million in non-cash changes in fair value of financial instruments, an increase of $60.0 million in impairment of goodwill charges, increases of $36.1 million in non-cash stock-based compensation expenses, increases of $17.1 million in accounts payable and other liabilities, a $6.3 million increase in loss on extinguishment of debt, and increases of $2.8 million in depreciation and amortization.

Cash Flow from Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $7.1 million, an increase of $6.8 million compared to the year ended December 31, 2022, driven by $5.0 million of cash paid for aircraft purchase deposits and $2.5 million of property and equipment. These were offset by net cash received from the acquisition of Southern of $0.7 million.

Cash Flow from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $73.0 million from proceeds from the issuance of preferred shares, Common Stock, and exercise of share options of $30.2 million, proceeds from borrowings of SAFE and convertible notes of $11.7 million, proceeds from borrowings due to related parties of $22.4 million, and proceeds from the GEM stock purchase agreement of $10.2 million. These factors were offset by $1.5 million due to payments on long-term debt and amounts due under finance leases acquired from Southern.

For the year ended December 31, 2022, net cash provided by financing activities was $27.7 million from proceeds from borrowings of SAFE and convertible notes of $19.1 million, proceeds from borrowings due to related parties of $7.1 million, and proceeds from issuance of preferred shares of $1.4 million.

Net cash provided by financing activities increased period over period by $45.3 million, primarily driven by increases in proceeds from the issuance of preferred shares, ordinary shares, and exercise of share options of $28.7 million, proceeds from borrowings due to related parties of $15.3 million, and proceeds from GEM stock purchase agreement of $10.2 million, offset by decreases in proceeds from borrowings of SAFE and convertible notes of $7.4 million, and payments on long-term debt of $1.5 million.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. The Company is currently in default of certain excise and property taxes. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of approximately $7.6 million is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2023 and December 31, 2022. In May 2023, the Company made a payment to the IRS totaling $0.2 million. The Company intends to negotiate with the IRS to reduce the amount owed and/or apply for a revised installment plan for any amounts left remaining. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.9 million as of December 31, 2023. Of the total outstanding property tax liability, $1.2 million is from a tax lien from Los Angeles County for four of the Company’s aircraft due to the outstanding liability of its 2018 through 2022 property tax returns. The Company is in the process of remediating the late filing and paying the proper tax due. The Company also owed the city of Hawthorne, California for past due business license fees from 2018 through 2022 in the total of approximately $0.2 million as of December 31, 2022, which, as of December 31, 2023, had been paid. Also, in connection with certain past due rental and maintenance payments under its aircraft leases totaling in aggregate approximately $6.0 million, the Company has entered into a payment plan pursuant to which all repayments of the past due amounts are deferred until such time as the Company receives at least $30 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1 million of such past due payments with an additional $1 million payment due when the Company receives at least $40 million in aggregate funds, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50 million in capital contributions. As of December 31, 2023, the Company has not made any payments under this payment plan.

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

Additionally, in April 2018, the Company entered into a SAFE-T note for $500 thousand with a financial institution which the Company defaulted on in July 2019. As of December 31, 2022, the Company remained in default on this SAFE-T note. This instrument was subordinate to the Convertible Note Purchase Agreement (defined below), and therefore had no recourse prior to payment of amounts due under the Convertible Note Purchase Agreement. In addition, in May 2020, the Company entered into a 6.25% convertible note with a vendor for approximately $541,000, which was subsequently amended in September 2020 and March 2021 to increase the amount of the note to approximately $633,000. In October 2022, the Company amended the note to re-instate the $5,000 monthly payment under the terms of the note. In April 2023, the Company amended the note to extend the maturity to November 1, 2023. As a result of the Internal Reorganization, all amounts due under this note were settled, on contractual terms, via the issuance of shares of the Company’s Common Stock.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, achieve a high level of aircraft and crew utilization, increase flight services and the number of passengers flown, and continue to expand profitably into regions throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to raise additional capital (or financing) to fund operating losses, refinance its current outstanding debt, maintain efficient aircraft utilization, primarily through the proper utilization of pilots and a managing market shortages of maintenance personnel and critical aircraft components, ,sustain ongoing operations, to attract and maintain customers, integrate, manage and grow recent acquisitions and new business initiatives, obtain and maintain relevant regulatory approvals, and measure and manage risks inherent to the business model.

In addition to the risks and uncertainties associated with the Company’s emerging and legacy business models, there continues to be a worldwide impact from the COVID-19 pandemic. The impact of COVID-19 has resulted in changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities, which created significant volatility in the global economy and has led to reduced economic activity particularly in the air travel industry. Due to enhanced virtual meeting and teleconferencing technology that has been adopted throughout the COVID-19 pandemic, more people are meeting over virtual meeting platforms than in person, which reduces the need for transportation. Specifically, COVID-19 related disruption in air travel has led to a decrease in membership sales, flight cancellations and significant operational volatility contributing to the Company defaulting on certain debt arrangements and amending the terms and conditions of certain debt arrangements, in order to meet liquidity needs (see Note 11, Financing Arrangements).

Prior to the Company’s direct listing in July 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. Subsequent to the Company’s direct listing in July 2023, the Company received $8 million under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with Partners for Growth V, L.P. (“PFG”), $25 million through a share purchase with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM that provides incremental financing, and $10.2 million in advances under the Share Purchase Agreement (see Note 12, Share Purchase Agreement and GEM Purchase). On November 9, 2023, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (the “SEC”) registering up to 300.0 million shares of the Company’s Common Stock, which represents the balance of the full amount of shares of Common Stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be issued and sold to GEM for $50 million of draw-downs under the Share Purchase Agreement. The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. The Company has received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through February 28, 2024. As of December 31, 2023, the Company was in compliance with all other covenants under the Convertible Note Purchase Agreement.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, or restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s capital expenditures in 2022 and in 2023 were limited to payments made for aircraft supply deposits, aircraft parts, engines, immaterial purchases and internally developed software. Upon the Company’s ability to utilize the Share Purchase Agreement or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. The Company has placed an order with TAI for 100 Cessna Grand Caravan aircraft with an option for an additional 50 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of December 31, 2023, the Company had made deposits of $5.0 million for aircraft that are scheduled to be delivered starting in Q2 2024. The Company intends to finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no

operating history. Our past financial results may not be a reliable indicator of SAM’s future success.” The Company has engaged AeroTEC to develop fully-electric and hybrid-electric Supplemental Type Certificates (“STCs”) for the Cessna Grand Caravan in partnership with TAI. A portion of these costs are expected to be funded through the Share Purchase Agreement.

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

The following table summarizes the Company’s contractual commitments and obligations (in thousands) :

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$25,794	$5,175	$2,612	$2,819	$12,828	$685	$1,675
Operating leases	14,392	6,571	4,484	2,398	939	—	—
Finance leases	1,813	359	348	336	330	440	—
Repayment of related party term loans	18,610	18,610	—	—	—	—	—
Minimum payments under aircraft supply agreements	292,000	31,400	26,400	72,600	66,000	66,000	29,600
Minimum payments under data license agreements	12,500	12,500	—	—	—	—	—
Minimum payments under sales and marketing agreements	40,000	15,000	10,000	10,000	5,000	—	—
Minimum payments under technology development agreements	31,000	8,000	8,000	8,000	7,000	—	—
Total	$436,109	$97,615	$51,844	$96,153	$92,097	$67,125	$31,275

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

Goodwill

We have made acquisitions in the past that included goodwill. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on its estimated fair value. We test more frequently if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill may not be recoverable. Examples of such events and circumstances that we would consider include the following:

•
macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•
industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;
•
cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•
overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and
•
other relevant entity-specific events such as changes in management, key personnel, strategy, or customers.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. Goodwill is tested at a level of reporting referred to as “the reporting unit.” Following the Southern Acquisition, we created a new reporting unit for Southern on the basis of the availability of discrete financial information and the timing of integrating the operations of Southern into our operations. All goodwill originally recorded for the Southern Acquisition was allocated to this reporting unit.

Shortly after the Southern Acquisition, the Company performed its annual goodwill impairment assessment on a qualitative basis as of October 1, 2023, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. This conclusion was primarily based on the operations of Southern being consistent with forecasts existing as of the acquisition date and the Company’s plans to re-fleet and expand Southern’s operations. Subsequent to this analysis, the Company identified indicators of impairment of the Southern reporting unit as of December 31, 2023. This was based on operational challenges that were expected to be remediated in the fourth quarter, such as: additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays are expected to continue into 2024. Additionally, we incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. Indicators of impairment also include a decline in the market price of our common stock and corresponding continued decline in our market capitalization from the date of the Southern Acquisition. As a result, we determined that it was more likely than not that the fair value of the Southern reporting unit was lower than its carrying value. As a result, the Company performed a quantitative assessment to compare the fair value of the reporting unit to its carrying amount as of December 31, 2023. The Company concluded that the carrying value of the Southern reporting unit exceeded its fair value and, as such, recorded a $60.0 million impairment of goodwill in its Southern reporting unit during the fourth quarter of 2023.

As of December 31, 2023, we had no remaining goodwill balance. The fair value of goodwill in the impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis consisted of (a) long-term projections of financial performance, inclusive of scheduled completion factors and prospective operating cost assumptions and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate. Under the market approach, the principal assumption included an estimate of a control premium.

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

Subsequent to our direct listing, the fair value of our RSUs is based on the stock price on the day immediately preceding the date of grant, there will no longer be a significant level of judgment involved that could impact the fair value of the RSUs or expense incurred.

Performance-Based Restricted Stock Units

In July 2023, we granted PRSUs to each of our three founders (“Founder PRSUs”). In October 2023, we granted 200,000 additional PRSUs as part of a hiring grant to an executive under the 2023 Plan. These and the Founder PRSUs will vest upon the satisfaction of a service condition and the achievement of certain stock price goals. We estimate the grant date fair value of PRSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. The average grant date fair value of the Founder PRSUs were estimated to be $2.26 per share, and we will recognize total stock-based compensation expense of approximately $6.3 million over the derived service period. The weighted-average grant date fair value of the PRSUs granted in October was $0.81 per share for the 50,000 RSUs vesting upon an Average Closing Price equaling or exceeding $5 per share, $0.55 per share for the 75,000 RSUs vesting upon an Average Closing Price equaling or exceeding $10 per share, and $0.39 per share for the 75,000 RSUs vesting upon an Average Closing Price equaling or exceeding $15 per share. We will recognize total stock-based compensation expense of $0.1 million over the derived service period If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that each founder/ employee individually stays employed with the Company, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved. Had we arrived at different assumptions of underlying stock price or volatility our stock-based compensation expense and results of operations may be materially different.

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
•
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

Subsequent to the direct listing, the fair market value of our Common Stock is based on its closing price as reported on the date of grant on the NYSE.

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

The Company’s convertible securities and Simple Agreements for Future Equity (“SAFE”) notes are carried at fair value. SAFE notes are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities. Additionally, the Company elected the fair value option for certain convertible notes and SAFE notes, which requires them to be remeasured to fair value each period. If factors change and different assumptions are used, the Company’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations. As a result of the Internal Reorganization and settlements of SAFE notes as part of the Company’s direct listing, these balances have been significantly reduced as of December 31, 2023.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations solely within the United States, and we are exposed to market risks in the ordinary course of our business. The primary risks we face are commodity price risks and macroeconomic risks.

Commodity Price Risks

We are exposed to commodity price risks. Our air mobility services require a significant amount of aircraft fuel, critical spare parts, and specialized maintenance that are affected by the price of other commodities, exchange rates, inflation, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers to obtain a consistent supply of aircraft fuel and the scheduling of aircraft maintenance. Generally, we do not engage in forward purchase commitments for aircraft fuel, or for the supply of critical spare parts, outside of that held in inventory. Increases in the price of fuel, critical spare parts, and/or maintenance services could adversely affect our results if we choose for competitive or other reasons not to increase passenger ticket prices at the same rate at which operating costs increase, or if passenger ticket increases result in customer resistance. We also could experience shortages of aircraft fuel, critical spare parts, and specialized maintenance if our suppliers need to close or restrict operations due to unforeseen events.

Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have, and could continue to, attempt to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, during 2023, as a result of global supply chain issues and extreme weather conditions, we experienced supply chain disruptions for critical spare parts and major maintenance, which resulted in higher prices and delayed delivery for those products. We continue to assess the current environment, work with our suppliers and maintenance providers and create certain contingency plans to mitigate any negative impact.

Macroeconomic Risks and the Impact of the COVID-19 Pandemic

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of an economic downturn. These macroeconomic conditions also negatively impact consumer discretionary spend and coupled with slower than expected increases in business and leisure travel during and following the COVID-19 pandemic, including as a result of many workplaces adopting remote or hybrid models, led to slowed revenue growth during 2023. Additionally, as a result of continued inflation, we have seen an increase in wage rates and costs of revenue during fiscal year 2023, which has had a negative impact on our financial results. In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Business.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	67
Consolidated Balance Sheets as of December 31, 2023 and 2022	68
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022	69
Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/(Deficit) for the Years Ended December 31, 2023 and 2022	70
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	73
Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Surf Air Mobility Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surf Air Mobility Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in redeemable convertible preferred shares and shareholders’ equity/(deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 29, 2024

We have served as the Company’s auditor since 2021.

Surf Air Mobility Inc.

Consolidated Balance Sheets

December 31, 2023 and December 31, 2022

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$1,720	$6
Accounts receivable, net	4,965	161
Prepaid expenses and other current assets	11,051	7,755
Total current assets	17,736	7,922
Restricted cash	711	906
Property and equipment, net	45,991	624
Intangible assets, net	26,663	1,286
Operating lease right-of-use assets	12,818	1,143
Finance lease right-of-use assets	1,343	—
Goodwill	—	—
Other assets	5,727	1,816
Total assets	$110,989	$13,697
Liabilities, Redeemable Convertible Preferred Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$18,854	$12,891
Accrued expenses and other current liabilities	59,582	14,740
Deferred revenue	19,011	7,820
Current maturities of long-term debt	5,177	—
Operating lease liabilities, current	4,104	903
Finance lease liabilities, current	215	—
SAFE notes at fair value, current	25	149
Convertible notes at fair value, current	7,715	15,948
Due to related parties, current	25,431	4,947
Total current liabilities	140,114	57,398
Long-term debt, net of current maturities	20,617	—
Convertible notes at fair value, long term	—	13,148
Operating lease liabilities, long term	5,507	246
Finance lease liabilities, long term	1,137	—
SAFE notes at fair value, long term	—	24,565
Due to related parties, long term	1,673	—
Other long-term liabilities	19,426	9,762
Total liabilities	$188,474	$105,119
Commitments and contingencies (Note 15):
Redeemable convertible preferred shares $0.001 par value; 0 and 263,459,277 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of December 31, 2023 and 229,144,283 shares issued and outstanding as of December 31, 2022; and aggregate liquidation preference of $0 as of December 31, 2023 and $178,608 as of December 31, 2022	$—	$130,667
Shareholders’ equity (deficit):
Class B-6s convertible preferred shares, $0.001 par value; 0 authorized shares as of December 31, 2023 and 98,799,158 authorized shares as of December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and 71,478,742 shares issued and outstanding as of December 31, 2022	$—	$3,414
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common shares, $0.0001 par value; 800,000,000 and 35,803,199 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 76,150,437 shares issued and outstanding as of December 31, 2023 and 12,487,438 shares issued and outstanding as of December 31, 2022	8	1
Additional paid-in capital	525,042	126,335
Accumulated deficit	(602,535)	(351,839)
Total shareholders’ deficit	$(77,485)	$(222,089)
Total liabilities, redeemable convertible preferred shares and shareholders’ deficit	$110,989	$13,697

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$60,505	$20,274
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	61,918	24,824
Technology and development	20,850	3,289
Sales and marketing	10,028	5,214
General and administrative	100,669	36,824
Depreciation and amortization	3,762	1,027
Impairment of goodwill	60,045	—
Total operating expenses	257,272	71,178
Operating loss	$(196,767)	$(50,904)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(50,230)	$(27,711)
Interest expense	(2,969)	(596)
Gain (loss) on extinguishment of debt	(326)	5,951
Other expense	(3,708)	(1,102)
Total other income (expense), net	$(57,233)	$(23,458)
Loss before income taxes	(254,000)	(74,362)
Income tax benefit	3,304	—
Net loss	$(250,696)	$(74,362)
Net loss per share applicable to common shareholders, basic and diluted	$(6.35)	$(5.51)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	39,466,906	13,492,823

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/(Deficit)

Years Ended December 31, 2023 and 2022

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2022	179,329,073	$118,692	70,606,523	$3,294	8,301,692	$1	$101,156	$(277,477)	$(173,026)
Conversion of 2017 convertible note to Class B-5 redeemable convertible preferred shares	6,215,365	441	—	—	—	—	—	—	—
Reissuance of Class B-6a redeemable convertible preferred shares for Class B-6s convertible preferred shares	135,977	10	(135,977)	(10)	—	—	—	—	(10)
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	14,398,441	3,484	—	—	—	—	—	—	—
Conversion of related party convertible note to Class B-6a redeemable convertible preferred shares	22,313,779	6,333	—	—	—	—	—	—	—
Issuance of Class B-6a redeemable convertible preferred shares	2,644,001	1,400	—	—	—	—	—	—	—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	4,107,647	307	—	—	—	—	255	—	255
Conversion of debt to Class B-6s convertible preferred shares	—	—	1,008,196	130	—	—	—	—	130
Ordinary share warrants issued in 2017 convertible notes conversion	—	—	—	—	—	—	38	—	38
Issuance of ordinary warrants in exchange for advisory services	—	—	—	—	—	—	567	—	567
RSPA and RSGA grants	—	—	—	—	4,454,072	—	212	—	212
Repurchase of RSPA	—	—	—	—	(275,992)	—	(6)	—	(6)
Capital contribution from convertible notes from related party	—	—	—	—	—	—	2,024	—	2,024
Issuance of related party SAFEs	—	—	—	—	—	—	9,723	—	9,723

Exercise of share options	—	—	—	—	7,666	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	12,359	—	12,359
Net loss	—	—	—	—	—	—	—	(74,362)	(74,362)
Balance at December 31, 2022	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$126,335	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of outstanding payables to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	4,707,562	—	128	—	128
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	161,091	—	191	—	191
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	10,916,197	1	137,462	—	137,463
Conversion of class B-6s convertible preferred shares to common shares			(107,379,464)	(19,383)	4,793,697	1	19,382	—	—
Issuance of common stock related to restricted shares					1,167,643	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	17,365,357	2	86,825	—	86,827
Issuance of Common Stock for business acquisition					16,249,963	2	81,248	—	81,250
Issuance of Common Stock related to contract termination	—	—	—	—	635,000	—	3,175	—	3,175
Issuance of Common Stock under Software License Agreement					1,755,156	—	2,000	—	2,000

Issuance of Common Stock in settlement of advisor accrual	—	—	—	—	15,000	—	75	—	75
Issuance of common shares under GEM Purchase	—	—	—	—	1,000,000	—	25,000	—	25,000
Issuance of common shares under Share Purchase Agreement	—	—	—	—	5,300,000	1	13,019	—	13,020
Shares repurchased for employee tax withholding	—	—	—	—	(403,667)	—	(1,273)	—	(1,273)
Stock-based compensation expense	—	—	—	—	—	—	31,077	—	31,077
Net loss	—	—	—	—	—	—	—	(250,696)	(250,696)
Balance at December 31, 2023	—	—	—	—	76,150,437	8	525,042	(602,535)	(77,485)

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(250,696)	$(74,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,762	1,027
Impairment of goodwill	60,045	—
Non-cash operating lease expense	2,147	—
Loss (gain) on extinguishment of debt	326	(5,951)
Stock-based compensation expense	48,252	12,452
Changes in fair value of financial instruments carried at fair value, net	50,230	27,711
Amortization of debt discounts and debt issuance costs	97	46
Deferred income taxes	(3,321)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(262)	(146)
Prepaid expenses and other current assets	(959)	173
Intangible assets, net	(336)	—
Other assets	(126)	—
Accounts payable	2,656	1,336
Due to a related party	4,189	—
Accrued expenses and other current liabilities	18,953	5,736
Deferred revenue	2,884	3,950
Operating lease liabilities	(2,179)	—
Other liabilities	(33)	(9)
Cash flows used in operating activities	$(64,371)	$(28,037)
Cash flows from investing activities:
Purchase of property and equipment	(7,588)	(99)
Net cash received from Southern Acquisition	678	—
Internal-use software development costs	(190)	(199)
Net cash used in investing activities	$(7,100)	$(298)
Cash flows from financing activities:
Payments of borrowings on convertible notes	(40)	(5)
Principal payments on long-term debt	(1,349)	—
Proceeds from borrowings of SAFE notes	3,716	15,100
Proceeds from advances under Share Purchase Agreement	10,200	—
Proceeds from collateralized borrowings, net of repayment	(33)	—
Proceeds from borrowings on convertible notes	8,000	4,000
Proceeds from borrowings from related parties	22,502	7,106
Payments of borrowings from related parties	(114)	—
Payment of finance lease obligations	(113)	—
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	3,000	1,400
Proceeds from sale of Common Stock	25,000	—
Common Stock repurchases for employee tax withholding	(1,273)	—
Common Stock issued for contract termination	3,175	—
Proceeds from the issuance of ordinary shares	—	65
Proceeds from the exercise of Common Stock warrants	128	—
Proceeds from exercise of share options	191	7
Net cash provided by financing activities	$72,990	$27,673
Increase in cash, cash equivalents and restricted cash	1,519	(662)
Cash, cash equivalents and restricted cash at beginning of period	912	1,574
Cash, cash equivalents and restricted cash at end of period	$2,431	$912

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is building a regional air mobility ecosystem that will aim to sustainably connect the world’s communities. The Company intends to accelerate the adoption of green flying by developing, together with its commercial partners, fully-electric and hybrid-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

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

On July 27, 2023, the Company’s Common Stock was listed for trading on the NYSE.

As the Internal Reorganization took place on July 21, 2023, the financial statements presented herein reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to the Company, for all periods prior to July 21, 2023. Following the Internal Reorganization, the financial position, results of operations and cash flows are those of the Company.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the agreement to acquire Southern, Southern stockholders were to receive 16,250,000 shares of the Company's Common Stock, which was based on the aggregate merger consideration of $81.25 million at the $5.00 per share opening price on the first day of trading of the Company's Common Stock. In total, 16,249,963 shares of Company Common Stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022. As discussed in Note 15, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.6 million is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2023. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.9 million as of December 31, 2023. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of December 31, 2023, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of December 31, 2023, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 11, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 11, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2023.

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at December 31, 2023 and December 31, 2022, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of December 31, 2023, the Company reclassified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”) and $25.0 million through the share purchase agreement with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”) in July 2023. As of December 31, 2023 the Company has not made any payments under this payment plan.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances under the second amended and restated Share Purchase Agreement with GEM (see Note 12, Share Purchase Agreement and GEM Purchase). On August 2, 2023, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 28 2023, registering up to 25 million shares of the Company’s Common Stock, which represents 1,000,000 shares of the Company’s Common Stock issued to GEM in the GEM purchase, 1,300,000 shares of the Company’s Common Stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 4,000,000 shares of the Company’s Common Stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 18,700,000 shares of the Company’s Common Stock to be issued to GEM in connection with the Share Purchase Agreement. On November 9, 2023, the Company filed a Form S-1 registration statement with the SEC registering up to 300.0 million shares of the Company’s Common Stock, which represents the balance of the full amount of shares of Common Stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be sold to GEM for $50 million under the Share Purchase Agreement. As of December 31, 2023, the contractual terms allow the Company to make further advances of up to $92.5 million under the Share Purchase Agreement with GEM, and the ability to draw an additional $297.3 million, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of December 31 2023, GEM held 7.6% of the then fully-diluted shares of the Company. At December 31, 2023, the daily volume limitations under the Share Purchase Agreement restricted our ability to take draws to approximately 1 million shares per draw.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the assets, liabilities and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation. Other than net loss, the Company does not have any other elements of comprehensive income or loss for the years ended December 31, 2023 and 2022.

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

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors including the current economic and regulatory environment as well as management’s judgment. Items subject to such estimates and assumptions include: revenue recognition and related allowances, valuation allowance on deferred tax assets, certain accrued liabilities, useful lives and recoverability of long-lived assets, fair value of assets acquired and liabilities assumed in acquisitions, legal contingencies, assumptions underlying convertible notes and convertible securities carried at fair value and stock-based compensation. These estimates may change as new events occur and additional information is obtained and such changes are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Concentration of Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. All of the Company’s cash deposits are held at financial institutions that management believes to be of high credit quality. The Company’s cash deposit accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash deposits to date. For the years ended December 31, 2023 and 2022, the US DOT accounted for 32% and 0%, respectively, of the Company's consolidated revenues.

We are dependent on part suppliers to deliver necessary airplane components in a timely manner at prices and quality levels acceptable to us. Our inability to efficiently manage these suppliers could have a material adverse effect on our business, prospects, financial condition and operating results.

Business Combination

The Company is required to use the acquisition method of accounting for business combinations. The acquisition method of accounting requires the Company to allocate the purchase consideration to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the Acquisition Date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future revenue growth and margins, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the Acquisition Date, the Company may record fair value adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed in an acquisition, whichever comes first, any subsequent adjustments are recorded in the Consolidated Statements of Operations.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of December 31, 2023 and 2022 the Company had restricted cash of $0.7 million and $0.9 million, respectively, consisting of collateral against a corporate credit card. The Company has classified the restricted cash as long term, which represents the expected lapse of the restriction.

Accounts Receivable, net

Accounts receivable primarily consist of amounts due from U.S. DOT in relation to certain air routes served by the Company under the EAS program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2023, and December 31, 2022. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

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

Accordingly, the accounts receivable remains on the Company’s balance sheet until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions, equipment purchase deposits, renewals, and modifications are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset’s life, are expensed as incurred. The Company capitalizes expenditures for software developed or obtained for internal use. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects, and external direct costs of consultants and materials for developing the software. Software development costs that do not qualify for capitalization as well as costs related to minor upgrades and enhancements are expensed as incurred and recorded in the Consolidated Statements of Operations.

Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements, over the term of the lease or economic life, whichever is shorter as follows:

Assets	Depreciable Life
Aircraft, equipment and rotable spares	3 to 20 years
Leasehold improvements	Shorter of the estimated lease term or 5 years
Office, vehicles and ground equipment	3 years and 5 years
Internal-use software	3 years

Depreciation of property and equipment is included within Depreciation and amortization on the Consolidated Statements of Operations. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Operations.

Intangible Assets

Intangible assets consist primarily of EAS contracts, tradenames and trademarks and software acquired in an asset acquisition. The Company capitalizes expenditures for major software purchases.

The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two to ten years. The straight-line recognition method approximates the manner in which the expected benefits will be derived.

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment, finite-lived intangible assets, and right of use assets are reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as appropriate. No impairment charges were recorded during the years ended December 31, 2023 and 2022.

Goodwill

Goodwill, which represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, has an indefinite life and, accordingly, is not amortized. The Company has two reporting units. The Company tests goodwill for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The Company assesses goodwill for impairment utilizing either a qualitative assessment or a quantitative assessment by comparing the fair value of its reporting unit with its carrying amount. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of its reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the quantitative assessment, the Company will compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds its reporting unit’s fair value.

Shortly after the Southern Acquisition, the Company performed its annual goodwill impairment assessment on a qualitative basis as of October 1, 2023, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. This conclusion was primarily based on the operations of Southern being consistent with forecasts existing as of the acquisition date and the Company’s plans to re-fleet and expand Southern’s operations. Subsequent to this analysis, the Company identified indicators of impairment of the Southern reporting unit as of December 31, 2023. This was based on operational challenges that were expected to be remediated in the fourth quarter, such as: additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays are expected to continue into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. Indicators of impairment also include a decline in the market price of our common stock and corresponding continued decline in our market capitalization from the date of the Southern Acquisition. As a result, we determined that it was more likely than not that the fair value of the Southern reporting unit was lower than its carrying value. As a result, the Company performed a quantitative assessment to compare the fair value of the reporting unit to its carrying amount as of December 31, 2023.The Company concluded that the carrying value of the Southern reporting unit exceeded its fair value and, as such, recorded a $60.0 million impairment of goodwill in its Southern reporting unit during the fourth quarter of 2023.

The Company estimated the fair value of all reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. We evaluate our estimates under the income approach by reconciling the estimated fair value of the reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach.

This impairment charge is presented within impairment of goodwill on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company had no goodwill balance.

Deferred Revenue

The Company records deferred revenue (contract liabilities) when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. The Company generally collects payments from customers in advance of services being provided. The Company recognizes the deferred revenue as revenue when it meets the applicable revenue recognition criteria, which is usually either over the contract term, or when services have been provided. The Company generally meets performance obligations associated with all revenues deferred during the succeeding 12-month period. Accordingly, deferred revenue is classified within current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Leases

The Company leases aircraft, airport passenger terminal space, portions of and full aircraft hangars and other airport facilities, other commercial real estate and office space.

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at the lease commencement date, which is the date the Company takes possession of the asset. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right-of-use assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates based on the appropriate term and information available at lease commencement in determining the present value of lease payments including reasonably certain renewal periods. The Company recognizes the lease cost for operating leases on a straight-line basis over the lease term. Aggregate lease cost is recorded in Cost of Revenue and General and Administrative expenses on the Consolidated Statements of Operations. Additionally, tenant incentives used to fund leasehold improvements or any rent abatements are recognized when earned and reduce the operating right-of-use asset related to the lease.

Finance Leases

The Company measures finance lease right-of-use assets and finance lease liabilities initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding that portion of the payments representing executory costs (such as insurance, maintenance, and taxes to be paid by the lessor) including any profit thereon, with the corresponding liability recorded within the liabilities section of the balance sheet. During the lease term, each minimum lease payment is allocated by the lessee between a reduction of the liability and interest expense to produce a constant periodic rate of interest on the remaining balance of the liability (the interest method). Finance lease right-of-use assets are depreciated in accordance with the Company’s property and equipment policy and is included within Depreciation and amortization on the Consolidated Statements of Operations. The corresponding lease liabilities are reduced as lease payments are made.

Revenue Recognition

Scheduled Revenue

Scheduled revenue is derived from scheduled passenger flights under the EAS program, through membership subscriptions, principally relating to two main categories of membership: All-You-Can-Fly (“AYCF”) and Pay-As-You-Fly (“PAYF”), and through passenger single seat sales.

The Company also provides scheduled passenger flight service on certain routes which is subsidized by the U.S. DOT under the EAS program. The EAS program is enacted to guarantee that small communities in the U.S. have the ability to maintain a minimum level of scheduled air services. These contracts are typically in duration of 2-4 years and include certain commitments for the Company to provide passenger air service to certain locations for a specific number of times annually to each location. The Company generally bills the U.S. DOT on the first of the month following the prior month’s completed flights, and typically collects from the U.S. DOT within 12 to 14 days after billing. Revenue is recognized when the flights are completed.

AYCF memberships provide members the ability to take unlimited scheduled flights over the contract term, typically of one month. Customers benefit from the services evenly throughout the service period and the timing of when customers take flights under AYCF is not predictable. AYCF membership fees are billed to the member on a monthly basis in advance. The Company recognizes the AYCF membership revenue on a month-to-month basis. The Company has determined the AYCF membership represents a performance obligation.

The Company also offers PAYF memberships to members. The members pay an annual membership fee, which enables the member to purchase single use vouchers for travel on the Company’s scheduled routes. Vouchers are sold in a package and generally expire twelve months after the purchase date. Vouchers are nonrefundable, not exchangeable for cash and may not be used for other Company services. The Company recognizes the upfront annual membership fee as well as amounts paid by members for the purchase of vouchers as flights are completed or expiration, where applicable, of the vouchers. The Company has determined the PAYF membership and vouchers to represent a single performance obligation.

On-demand Revenue

The Company earns revenue from the passenger for scheduled passenger flight service, as well as charter flights. These sales are generally paid for by credit card. The Company also earns revenue generated by third-party travel booking sites or travel agencies. Tickets are refundable within 24 hours of purchase for flights scheduled to take place more than one week out, or when flights or services are changed, interrupted, or otherwise canceled by the Company. The Company generally does not offer refunds after 24 hours of purchase. The Company recognizes revenue when it meets the applicable recognition criteria, which is at the point in time when a flight is completed or when tickets expire (generally within one year from the date of purchase).

Other Revenue

The Company also earns revenue from various ancillary services such as those relating to baggage fees, reservation change fees, package freight fees, and pet-travel (carry-on) fees. These fees are earned when the services are performed, generally at the time of travel.

Principal vs Agent

The Company evaluates whether it is a principal or an agent in contracts involving more than one party by assessing whether it controls the specified flight services before they are transferred to its customers. In transactions where the

Company directs third-party air carriers to provide flights service to its customers, the Company determined it acts as the principal as it controls the services provided to the customers. In these instances, the Company is primarily responsible for fulfillment of the obligation in the contract, has pricing discretion, has the authority to direct the key components of the service on behalf of the member or customer regardless of which third-party is used. Therefore, the Company reports revenue and the associated costs on a gross basis in the Consolidated Statements of Operations.

When the Company is not primarily responsible for the fulfillment of the flight services, it acts as an agent and therefore recognized revenue in the Consolidated Statements of Operations is net of amounts paid to third-party air carriers and operators that provide the services.

In transactions where the Company operates aircraft on behalf of a third party, the Company determined it acts as the agent as it solely carries out the services based on the direction of the third party in exchange for a fixed service fee as determined by the related services agreement. In these instances, the Company reports the service fee as fee revenue net of any operating costs incurred by the Company to perform these services.

Operating Expenses

Cost of Revenue

Cost of revenue consists of costs that are directly related to delivering the Company’s services and certain facility costs. Delivery of the Company’s services primarily comprise of aircraft maintenance, fuel, airport-related expenses, and fees paid to third-party air carriers for operating aircraft in providing flight services and platform infrastructure costs. Cost of revenue also includes facility costs representing leases expenses and operating costs for stations throughout the service network and personnel related costs, primarily salary and bonus. Cost of revenue excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

Sales and Marketing

Sales and marketing expense consists primarily of personnel related and other costs in connection with the Company’s sales and marketing efforts. Advertising costs are expensed as incurred and were not material for the years ended December 31, 2023 and 2022, respectively. Sales and marketing excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

Technology and Development

Technology and development expense consists of personnel and other costs related to technology development and management efforts including costs for third-party development resources, and allocations of overhead and facility costs. Technology cost also includes research and development cost associated with the Company’s hybrid electrification strategy. The Company’s technology and development efforts are focused on enhancing the ease of use and functionality of its existing software platform by adding new core functionality, services and other improvements, as well as the development of new products and services. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software development that qualify for capitalization, which are then recorded within Property and Equipment, net on the Company’s consolidated balance sheets. Technology and development excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

General and Administrative

General and administrative expense consists of personnel related costs including salary, bonus, and share-based compensation for the Company’s executive, finance, facilities, and human resource teams and facility costs. General and administrative expenses also include professional fees and other corporate related expenses. General and administrative expenses exclude the depreciation on property and equipment and amortization of finite-lived intangible assets.

Share-Based Compensation

Options, RSPAs, and RSGAs

The Company accounts for the issuance of ordinary share options, restricted share units (“RSUs”), restricted share purchase agreements (“RSPAs”), and restricted share grant agreements (“RSGAs”) in the consolidated financial statements based on the grant date fair value of the awards. Issuances of RSPAs with promissory notes are accounted for as share options and are measured based on the grant date fair value of the option. The Company estimates the fair value of the share options using the Black-Scholes option pricing model. The grant date fair value of share-based awards with service-only conditions is recognized as expense on a straight-line basis in the consolidated statement of operations over the requisite service period, which is generally the vesting period ranging from 12 to 48 months. Forfeitures are recorded as they occur. For awards with performance conditions, the Company records compensation expense on a graded-vesting basis when it is deemed probable that the performance condition will be met. For awards with market conditions, the effect of the market conditions is reflected in the fair value measurement and expense, using an option pricing model, recognized on a graded-vesting basis, is not reversed to the extent that the market condition is not achieved. Additionally, awards granted to non-employees are accounted for using their grant date fair value, using Black Scholes option pricing model and are accounted for in the same manner as awards granted to employees.

Determining the fair value of share-based awards requires judgment. The Company’s use of option pricing models requires the input of subjective assumptions, including the fair value of shares of the Company’s Common Stock underlying the option award, the expected term of the option, the expected volatility of the Company’s Common Stock, risk-free interest rates, and the expected dividend yield of the Company’s Common Stock. The assumptions used in the Company’s option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used the Company’s share-based compensation expense could be materially different in the future.

Awards granted prior to the Company's direct listing were valued using the historical volatility of the stock price of similar publicly traded peer companies. The expected term of options granted represents the period for which the options are expected to be outstanding and is estimated based on a midpoint between the end of the requisite service period and the contractual term of the options granted. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero. The Company’s assumptions may change for future grants.

For awards granted prior to the Company’s direct listing, because there was no public market for the Company’s Common Stock, the board of directors determined the fair value of the shares of Common Stock by considering a number of objective and subjective factors including the results of third-party valuations, the Company’s actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the likelihood of achieving a liquidity event and transactions involving the Company’s preferred or common shares, among other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Restricted Stock Unit Awards

The grant date fair value of RSUs is estimated based on the fair value of the Company’s Common Stock on the date of grant. Prior to the Company’s direct listing in July 2023, RSUs granted by the Company vested upon the satisfaction of both service-based vesting conditions and liquidity event-related performance vesting conditions. The liquidity event-related performance vesting conditions were achieved upon the consummation of the Company's direct listing. Stock-based compensation related to such awards was recorded in full, as of the date of the Company’s direct listing. Since the Company’s direct listing in July 2023, the Company has only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis from the date of grant over the requisite service period.

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

Warrants

The Company assesses whether warrants issued to purchase the Company’s Common Stock are liability or equity-classified based on the terms of the warrants. If the warrants are determined to be liability-classified, then the warrants are remeasured to fair value each period with changes in fair value recorded within Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations. The Company recognizes the fair value of liability-classified warrants within Other liabilities in its Consolidated Balance Sheets. If the warrants are determined to be equity-classified, then the initial fair value is recorded in Additional paid-in capital and the warrants are not remeasured thereafter.

The Company estimates the fair value of warrants to purchase its Common Stock and redeemable convertible preferred shares using the Black-Scholes option pricing model. Warrants are principally issued to lenders and non-employees, some of whom are related parties, in connection with debt and equity fundraising and debt restructuring activities.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with U.S. GAAP. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset if it is more likely than not that all or some portion of the deferred tax asset will not be realized.

The Company determines whether a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The amount recognized is subject to estimation and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision in the accompanying Consolidated Statements of Operations.

Net Loss Per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share applicable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares.

Under the two-class method, basic net loss per share applicable to common shareholders was calculated by dividing the net loss available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. For purposes of determining the number of weighted-average common shares outstanding, the Company has included issued and outstanding common shares, penny common share warrants, and vested RSPAs and RSGAs. The net loss was not allocated to the preferred stock as the holders of preferred stock do not have a contractual obligation to share in losses. Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common share equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested RSUs, unvested RSPAs, and stock options to purchase common shares were considered common share equivalents but had been excluded from the calculation of diluted net loss per share applicable to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss applicable to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share applicable to common shareholders, since dilutive common shares are not assumed to have been outstanding if their effect is anti-dilutive. The Company reported net loss applicable to common shareholders for the years ended December 31, 2023 and 2022.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company elected the fair value option to account for its debt instruments because the Company’s debt instruments contain a number of complex features that would have otherwise required bifurcated derivative accounting. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

Level 1 Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 Inputs other than quoted prices included in Level I, that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

The Company measures the fair value of certain long-lived assets including finite-lived intangible assets on a nonrecurring basis, when such assets are acquired in a business combination or are required to be written down to fair value if impaired. Such fair values are classified within the fair value hierarchy, as the valuations contain significant unobservable inputs, including assumptions of the present value of future cash flows, the use of these assets, as well as estimated disposition value.

There were no assets measured at fair value on a recurring basis as of December 31, 2023 and 2022.

The carrying amounts of certain financial assets and liabilities, including restricted cash, other current assets, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties approximate fair value because of the short maturity and liquidity of those instruments.

As of December 31, 2021 and through the Internal Reorganization, the Company’s preferred share warrants were accounted for as financial liabilities measured at fair value. The fair value estimate included significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The significant inputs used in the fair value measurement of the preferred share warrants were the estimated fair value of the Company’s redeemable convertible preferred shares and the expected share volatility. The Company utilized the Black-Scholes option valuation model, which was developed for use in estimating the fair value of options. Option valuation models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to the expected life of the options. As a result of the Internal Reorganization, all preferred share warrants were converted into warrants for the purchase of Common Stock, and not preferred interests, and the liability as of the date of the Internal Reorganization was reclassified to additional paid in capital.

As of December 31, 2023 and 2022, the Company’s common share warrants are equity classified and were measured at fair value using the Black Scholes model on their issuance date. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The significant inputs used in the fair value measurement of the common share warrants are the estimated fair value of the Company’s common shares and the expected share volatility.

SAFE and Convertible Notes at Fair Value

The Company’s Simple Agreements for Future Equity notes (“SAFE”) and Simple Agreement for Future Equity with Tokens (“SAFE-T”) are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities as of December 31, 2023 and 2022.

The Company elected the fair value option for the convertible notes and SAFE financial instruments, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations, except for change in the fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred within Interest expense on the Consolidated Statements of Operations.

The fair values of the convertible notes, preferred stock warrant liabilities, and derivative liability were based on the estimated values of the notes, warrants, and derivative upon conversion including adjustments to the conversion rates, which were weighted probability associated with certain events, such as a sale of the Company or becoming a public company. The estimated fair values of these financial liabilities were determined utilizing the Probability-Weighted Expected Return Method and is considered a Level 3 fair value measurement.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new credit losses standard changes the accounting for credit losses for certain instruments. The new measurement approach is based on expected losses, commonly referred to as the current expected credit loss (“CECL”) model, which is utilized to estimate lifetime “expected credit losses” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses and applies to financial assets including loans, held-to-maturity debt securities, net investment in leases, and reinsurance and trade receivables, as well as certain off-balance sheet credit exposures, such as loan commitments. The standard also changes the impairment model for available-for-sale debt securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which updated the effective date of this credit loss standard to fiscal years beginning after December 15, 2022 for nonpublic entities, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, and the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Disclosure of Supplier Finance Program Obligations (Topic 425). This ASU creates a disclosure framework by which buyers in a supplier finance program will be required to disclose significant qualitative and quantitative information to allow a user of financial statements to understand the program’s nature and potential magnitude. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted ASU 2022-04 as of January 1, 2023, and assessed that the guidance does not have a material impact on the Company’s consolidated financial statements and related disclosures.

Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for our annual periods beginning after December 15, 2024 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

Note 3. Business Combination

On July 27, 2023, the Company completed the acquisition of all issued and outstanding shares of Southern. The acquisition of Southern expands the Company’s regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Total consideration is comprised of $81.25 million of equity consideration, through the issuance of 16,250,000 shares of the Company’s Common Stock on close of the Southern Acquisition and $699 thousand of payments made by the Company to settle debt obligations of Southern, which were not assumed as part of the acquisition. As the transaction closed prior to the Company’s listing on the NYSE on July 27, 2023, the fair value of the Common Stock issued to Southern stockholders was based on the opening trading price of the Company’s Common Stock on July 27, 2023 of $5.00 per share.

Subsequent to the issuance of shares of the Company’s Common Stock as purchase consideration, the Company repurchased 403,667 shares from employees for $1.3 million in satisfaction of employee tax withholdings related to such issuance.

The results of operations of Southern are included in the Company’s consolidated financial statements from the date of acquisition, July 27, 2023, through December 31, 2023.

The purchase consideration was preliminarily allocated and adjusted as follows (in thousands):

	Preliminary Balance	Measurement Period Adjustments	Adjusted Balance
Cash	$1,377		$1,377
Accounts receivable, net	4,155	396	4,551
Prepaid expenses and other current assets	4,326		4,326
Property and equipment, net	37,372	(264)	37,108
Operating lease right-of-use assets	13,214		13,214
Finance lease right-of-use assets	303		303
Acquisition-related intangibles	28,150	(1,100)	27,050
Other assets	3,604		3,604
Total assets	$92,501	$(968)	$91,533
Accounts payable	5,649		5,649
Accrued expenses and other current liabilities	10,405		10,405
Deferred revenue	7,329	8	7,337
Current maturities of long-term debt	2,923		2,923
Operating lease liabilities, current	3,624		3,624
Finance lease liabilities, current	147		147
Due to related parties, current	1,853		1,853
Long-term debt, net of current maturities	24,123		24,123
Operating lease liabilities, long term	6,836		6,836
Finance lease liabilities, long term	175		175
Due to related parties, long term	1,864		1,864
Deferred tax liability	3,750	906	4,656
Other noncurrent liabilities	37		37
Total liabilities	$68,715	$914	$69,629
Fair value of net assets acquired	23,786	(1,882)	21,904
Goodwill	58,163	1,882	60,045
Total Purchase Consideration	$81,949	$—	$81,949

The Company provisionally allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management using the best available information. As of December 31, 2023, the purchase price allocation is preliminary pending the finalization of certain income tax related matters. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

Measurement period adjustments

The Company recorded measurement period adjustments to the provisional purchase price allocation due to additional information received since the acquisition date of July 27, 2023. The significant adjustments included a reduction to identified intangible assets for EAS route contracts and tradenames of $1.1 million, reductions in plant, property, and equipment of $0.3 million, increases in accounts receivable of $0.4 million, and an increase in deferred income tax liabilities of $0.9 million resulting from new information available to management that impacted the fair value of the assets acquired.

Goodwill represents purchase consideration in excess of the fair value of net assets acquired. Factors that contribute to the recognition of goodwill include increased synergies expected to be achieved from the integration of Southern, as well as the acquisition of a talented workforce. None of the goodwill, as initially recorded, is expected to be deductible for income tax purposes.

During the fourth quarter of 2023, the Company recorded an impairment of the goodwill initially recorded due to the identification of impairment indicators, such as additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays are expected to continue into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. The resulting goodwill impairment charge of $60.0 million was the result of comparing the fair value of the Southern reporting unit to its carrying value.

Following are details of the purchase consideration allocated to acquired intangible assets:

Asset	Fair Value	Weighted- Average Estimated Useful Life
EAS Contracts (1)	$25,770	10 years
Tradename and Trademarks (2)	1,280	4 years
Total	$27,050

(1)
The fair value of EAS route contracts were determined using the income approach, specifically, the multi-period excess earnings method.
(2)
Corporate trade name and trademarks primarily relate to the Southern brand and related trademarks, respectively, and the fair values were determined by applying the income approach, specifically, the relief from royalty method.

The fair value of the identified intangible assets will be amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to depreciation and amortization expense.

The Consolidated Statement of Operations include the following revenue and net loss attributable to Southern from the date of acquisition, July 27, 2023, to December 31, 2023:

July 27, 2023 through December 31, 2023
Revenue	$37,371
Net Loss	$(4,870)

Unaudited Supplemental Pro Forma Information

Following are the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the Southern Acquisition had been consummated as of January 1, 2022:

	Year Ended December 31,
	2023	2022
Revenue	$112,869	$100,546
Net loss	$(184,596)	$(91,540)

The unaudited pro forma financial information presented above has been calculated after adjusting the results of operations of the Company to reflect certain business combination effects, including the amortization of the acquired intangible assets, associated income tax impacts, incremental financing costs, and one-time acquisition-related costs incurred by the Company as though the Southern Acquisition occurred as of January 1, 2022. The pro forma financial information is for informational purposes only and not indicative of the results of operations that would have been achieved if this business combination had taken place as of January 1, 2022, nor is it indicative of future results of operations.

Note 4. Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid insurance	$2,306	$329
Prepaid software	2,647	3,149
Prepaid marketing	2,406	3,355
Engine reserves	1,150	—
Vendor operator prepayments	634	862
Prepaid fuel	301	—
Other	1,607	60
Total prepaid expenses and other current assets	$11,051	$7,755

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Aircraft, equipment and rotable spares	$39,196	$—
Equipment purchase deposits	5,000	—
Leasehold improvements	2,479	656
Office, vehicles and ground equipment	1,179	256
Internal-use software	508	434
Property and equipment, gross	48,362	1,346
Accumulated depreciation	(2,371)	(722)
Property and equipment, net	$45,991	$624

During the year ended December 31, 2023 the Company made equipment purchase deposits of $5.0 million related to the aircraft purchase agreement with TAI (See Note 15, Commitments and Contingencies).

The Company recorded depreciation expense of $1.8 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

For the years ended December 31, 2023 and 2022, any gain or loss on disposal of property and equipment was not material.

Note 6. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	December 31, 2023	December 31, 2022
EAS contracts	$25,770	$—
Tradenames and trademarks	8,340	7,060
Software	3,122	2,967
Other intangibles	242	242
Intangible assets, gross	37,474	10,269
Accumulated amortization	(10,811)	(8,983)
Intangible assets, net	$26,663	$1,286

The change in the intangibles balance from December 31, 2022 is mainly due to the Southern Acquisition (See Note 3, Business Combination).

The Company recorded amortization expense of $1.8 million and $0.6 million for the year ended December 31, 2023 and 2022, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

Expected future amortization as of December 31, 2023 is as follows (in thousands):

Amount
2024	$3,545
2025	3,051
2026	2,915
2027	2,764
2028	2,577
Thereafter	11,811
Total	$26,663

Note 7. Goodwill

The change in Goodwill is presented in the following table (in thousands):

	December 31, 2023	December 31, 2022
Beginning of period	$—	$—
Addition from Southern Acquisition	60,045	—
Impairment	(60,045)	—
End of period	$—	$—

During the fourth quarter of 2023, the Company recorded an impairment of the goodwill initially recorded due to the identification of impairment indicators, such as additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays are expected to continue into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. The resulting goodwill impairment charge of $60.0 million was the result of comparing the fair value of the Southern reporting unit to its carrying value.

These impairments are presented within impairment of goodwill on the Company’s Consolidated Statements of Operations.

Note 8. Other Assets

Other assets consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Security deposits - aircraft operating leases	$1,037	$—
Cloud-hosted software	1,829	1,694
Credit card holdback	1,748	—
Security deposits - other	590	—
Other	523	122
Total other assets	$5,727	$1,816

Note 9. Leases

Operating Leases

Supplemental balance sheet information related to operating leases is as follows (in thousands):

Operating Leases	Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets	Operating lease right-of-use assets	$12,818	$1,143
Liabilities
Lease liabilities, current	Operating lease liabilities, current	$4,104	$903
Lease liabilities, current	Due to related parties, current	1,686	—
Lease liabilities, long term	Operating lease liabilities, long term	5,507	246
Lease liabilities, long term	Due to related parties, long term	1,673	—
Total lease liabilities		$12,970	$1,149

Lease term and discount rate were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	2.6 years	1.2 years
Weighted average discount rate	7.96%	7.29%

The components of lease cost are as follows (in thousands):

		Year ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost - aircraft	Cost of revenue	$3,469	$1,200
Operating lease cost - non-aircraft	Cost of revenue	163	235
Operating lease cost - non-aircraft	General and administrative	333	228
Lease cost, short term	Cost of revenue	1,827	58
Lease cost, short term	General and administrative	156	—
Engine reserves	Cost of revenue	1,518	—
Total lease cost		$7,466	$1,721

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$3,044	$372
Non-cash transactions - operating lease assets obtained in exchange for operating lease liabilities	$1,858	$1,800

Maturities of operating lease liabilities are as follows as of December 31, 2023 (in thousands):

Amount
2024	$6,571
2025	4,484
2026	2,398
2027	939
2028	—
Thereafter	—
Total lease payment, undiscounted	14,392
Less: imputed interest	1,422
Total	$12,970

Finance Leases

The Company’s finance lease assets include an aircraft, an aircraft engine, camera equipment and a vehicle.

Supplemental balance sheet information related to finance leases is as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets
Finance lease right-of-use assets	$1,343	$—
Liabilities
Finance lease liabilities, current	$215	$—
Finance lease liabilities, long term	1,137	—
Total finance lease liabilities	$1,352	$—

Lease term and discount rate are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	5.3 years	—
Weighted average discount rate	11.45%	—

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for finance lease liabilities	$113	$—
Non-cash transactions - Finance lease assets obtained in exchange for finance lease liabilities	$1,143	$—

Maturities of finance lease liabilities are as follows as of December 31, 2023 (in thousands):

Amount
2024	$359
2025	348
2026	336
2027	330
2028	264
Thereafter	176
Total lease payment, undiscounted	1,813
Less: imputed interest	461
Total	$1,352

Note 10. Accrued Expenses and Other Current Liabilities

As of December 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation and benefits	$26,751	$1,486
Accrued professional services	11,473	3,555
Excise and property taxes payable	7,672	6,446
Collateralized borrowings	2,977	—
Software payable	2,000	—
Aircraft contract termination payable	1,454	—
Accrued Monarch legal settlement	1,314	1,314
Insurance premium liability	1,131	—
Accrued major maintenance	980	—
Interest and commitment fee payable	190	64
Statutory penalties	520	—
Other accrued liabilities	3,120	1,875
Total accrued expenses and other current liabilities	$59,582	$14,740

Collateralized Borrowings

The Company acquired a revolving accounts receivable financing arrangement in conjunction with the Southern Acquisition that allows the Company to borrow up to 90% of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airway Express, a subsidiary of Southern, and automatically renews annually. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is no more than 45 days.

From the Acquisition Date through December 31, 2023, the Company borrowed a total of $17.0 million under this financing facility, of which $14.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings from the Acquisition Date through December 31, 2023, amounted to $166 thousand, and are included in interest expense in the accompanying Consolidated Statements of Operations.

As of December 31, 2023 the outstanding amount due under this facility amounted to $3.0 million. As of December 31, 2023 the Company was in compliance with all covenants.

Note 11. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$257	$—
Note payable to bank, fixed interest rate of 4.65%, due November 2025	15	—
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	184	—
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	16,476	—
Notes payable to Skywest, fixed interest rates of 4% and 9%, due April 2028 and November 2024, respectively	5,656	—
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	3,206	—
Long-term debt, gross	25,794	—
Current maturities of long-term debt	(5,177)	—
Long-term debt, net of current maturities	$20,617	$—

Future maturities of total long-term debt as of December 31, 2023 are as follows (in thousands):

Amount
2024	$5,175
2025	2,612
2026	2,819
2027	12,828
2028	685
Thereafter	1,675
Total	$25,794

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of December 31, 2023, the Company was in compliance with all covenants in the loan agreements.

Fair Value of Convertible Instruments

The Company has elected the fair value option for the convertible notes, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations, except for change in fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

On April 30, 2023, the Company amended the terms of the 2020 Convertible Note to extend the maturity date from May 1, 2023 to November 1, 2023. All other terms of the note remained the same, bearing compound interest at a rate of 6.25% per annum and a monthly payment of $5 thousand. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2020 Convertible Note to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2020 Convertible Note were converted into 1,383,342 convertible preferred shares, which were simultaneously cancelled and converted into 61,756 shares of the Company's common stock.

On June 1, 2023, the Company amended the terms of the 2017 Convertible Notes to extend the maturity date from May 31, 2023 to December 31, 2023. All other terms of the note remained the same. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2017 Convertible Notes to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2017 Convertible Notes were converted into 31,842,737 convertible preferred shares, which were simultaneously cancelled and converted into 1,421,656 shares of the Company's common stock.

On June 21, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with PFG for a senior unsecured convertible promissory note for an aggregate principal amount of $8.0 million. The note bears interest at a rate of 9.75% and matures on December 31, 2024. All unpaid principal and interest balances may be converted into shares of the Company’s common stock, at the option of the holder, at a price equal to 120% of the opening trading price of the Company’s common stock on the date of its direct listing on the NYSE.

On July 27, 2023, the Company received $8 million in funding under the Convertible Note Purchase Agreement, following satisfaction of all conditions precedent outlined. Based on the $5.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 1,333,333 shares of the Company’s common stock.

Fair value of convertible notes (in thousands):

	Fair Value at
	December 31, 2023	December 31, 2022
2017 Convertible Notes	$—	$15,242
2020 Convertible Note	—	706
2017 Convertible Term Note	—	13,148
Convertible Note Purchase Agreement	7,715	—
Total	$7,715	$29,096

The Company is subject to affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. These covenants are in the form of minimum liquidity requirements the Company must maintain. The Company received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million that waives the requirement through December 31, 2024. As of December 31, 2023, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair Value of SAFE Notes

The Company’s SAFE and SAFE-T notes are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE and SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE notes mature between May 2024 and June 2025. The SAFE-T instrument matured in July 2019, but the holder has elected not to effect an equity conversion of the instrument. Subsequent changes in the fair value of the SAFE and SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net within the Consolidated Statements of Operations.

Each of the SAFE notes at December 31, 2022 converted into shares of the Company’s common stock, concurrent with the Company's listing on the NYSE (see Note 12, Fair Value Measurements).

Fair value of SAFE and SAFE-T notes (in thousands):

	Fair Value at
	December 31, 2023	December 31, 2022
SAFE note with LamVen, a related party	$—	$5,403
SAFE note with Park Lane Investments, L.L.C. ("Park Lane"), a related party	—	5,403
SAFE note with Broader Media Holdings, LLC, an affiliate of iHeart Media+ Entertainment, Inc.	—	7,203
SAFE note with Palantir	—	6,484
SAFE note with a private investor	—	72
SAFE-T	25	149
Total	$25	$24,714
Less: SAFE notes at fair value, current	(25)	(149)
SAFE notes at fair value, long term	$—	$24,565

On January 31, 2023, the Company entered into a SAFE note whereby the Company agreed to sell an investor up to a number of shares of the Company’s common stock having an aggregate value of $0.3 million in exchange for cash received in 2023. The resulting conversion prices were based on a contractually defined discount of 20% of the per share consideration payable to shareholders of the Company’s common stock, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing.

On June 15, 2023, the Company entered into a SAFE note with LamJam LLC (“LamJam”), a related party, for $6.9 million, in consideration of the cancellation of a $3.47 million promissory note, including principal and interest, payable by the Company to LamVen LLC (“LamVen”), a related party of LamJam, and $3.47 million received in cash from LamJam. The resulting conversion prices were based on a contractually defined discount of 20% of the per share consideration payable to shareholders of the Company’s common stock, in the event of a change in control or qualified financing, and a 35% discount to the price per share of common shares issued in the event of a de-SPAC transaction, IPO, or direct listing.

On June 26, 2023, the Company entered into an agreement with holders of the SAFE notes to transfer all of Surf Air’s rights, interests, and obligations under the SAFE notes to the Company upon the merger of Surf Air into a subsidiary of the Company, which occurred on July 21, 2023.

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 17,365,357 shares of common stock in satisfaction of $56.4 million of outstanding principal on SAFE notes. Share settlements were based on the contractual 35% discount to the $5.00 per share opening price on the first day of listing of the Company’s common shares.

Note 12. Share Purchase Agreement and GEM Purchase

Share Purchase Agreement

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a SPAC, IPO, or direct listing. Pursuant to the SPA, GEM is required to purchase shares of the Company’s common stock at a discount to the volume weighted average trading price up to a maximum aggregate purchase price of $200.0 million, and in return the Company agreed to pay a total commitment fee of $4.0 million (the “Commitment Fee”) payable in installments at the time of each purchase of shares of the Company’s common stock or no later than one year from the anniversary of a public listing transaction and issued a forward contract for GEM to purchase 0.75% of the Company’s fully-diluted shares of common stock outstanding upon completion of a public listing transaction at an exercise price of $0.01 per share.

On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended and restated to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million (the “Aggregate Limit”) and increase the Commitment Fee to GEM to 4,000,000 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company, will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 4,000,000 shares of its common stock to GEM in full satisfaction of the Commitment Fee. The Company has deposited 18,000,000 shares of common stock into an escrow account as of December 31, 2023, as required under the SPA, which is intended to be at least two times the number of shares contemplated to settle the advance upon the close of the pricing period for the advance. The number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a fifteen day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional advances or execute additional purchases under the SPA. As of December 31, 2023, the Company has not executed a release of shares from the escrow account to settle advances received from GEM, resulting in 18 million shares still being held in escrow to satisfy future advances.

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

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the fair value of the GEM liability was $11.3 million and $3.0 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, the Company and GEM entered into a share purchase agreement whereby GEM would purchase 1,000,000 shares of the Company’s common stock for cash consideration of $25.0 million upon the successful public listing of the Company’s shares (the “GEM Purchase”). Under the terms of the Gem Purchase, the Company is obligated to file a re-sale registration statement, covering the 1,000,000 shares issued, within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the purchase agreement, in exchange for the issuance of 1,000,000 shares of the Company’s common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,000,000 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

GEM Term Sheet

On December 21, 2023, the Company executed and entered into a binding term (the “Term Sheet”) with GEM related to the potential issuance of a mandatory convertible debenture with proceeds of $35,200,000. The proceeds will be comprised of the cancellation of shares of the Company’s common stock previously issued to GEM under the SPA and GEM Purchase, as well as all shares issuable to GEM in the settlement of SPA advances. As of December 31, 2023, total shares expected to be canceled are 6,300,000. The Company amended the existing agreements with GEM to cancel substantially all of GEM's freely tradeable shares; (2) imposes a volume restriction, which will limit GEM to selling no more than 10% of the average daily trading volume of the Company's shares for the previous 30 days per day; and (3) the debenture is fully or partially redeemable at 115% of par value at any time at the discretion of the Company. As of December 31, 2023, the Company had received an additional $2.7 million in funding from GEM, as contemplated in one of the provisions of the Term Sheet. All other provisions, including the eventual settlement terms of the total of $10.2 million in advances remain subject to negotiation in reaching an executed agreement. See Note 24 - Subsequent Events - GEM Mandatory Convertible Security.

Note 13. Fair Value Measurements

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

Significant unobservable inputs used in the valuation models were as follows:

December 31, 2022
Public listing probability	50%
Lack of marketability	32%
Discount rates used in the sale scenario for debt instruments	70%
Discount rates used in the public listing scenario	20 - 30%
Probability weighted volatility	147%

Assets and liabilities are classified in the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:	$—	$—	$—	$—
Convertible notes at fair value	—	—	7,715	7,715
Preferred shares warrant liability	—	—	—	—
SAFE notes at fair value	—	—	25	25
GEM derivative liability	—	—	11,333	11,333
Total financial liabilities	$—	$—	$19,073	$19,073

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:	$—	$—	$—	$—
Convertible notes at fair value	—	—	29,096	29,096
Preferred shares warrant liability	—	—	51	51
SAFE notes at fair value	—	—	24,714	24,714
GEM derivative liability	—	—	2,963	2,963
Total financial liabilities	$—	$—	$56,824	$56,824

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	Preferred Shares Warrant Liability	SAFE Notes	GEM Derivative Liability
Balance at December 31, 2021	$11,681	$9	$19	$435
Issuance of convertible notes	4,191	—	11,839	—
Conversion of convertible notes to preferred shares	(10,257)	—	—	—
Conversion of PFG liability to convertible note	11,197	—	—	—
Change in fair value	12,284	42	12,856	2,528
Balance at December 31, 2022	$29,096	$51	$24,714	$2,963
Issuance of SAFE notes	—	—	3,716	—
Conversion of related party notes to SAFE	—	—	4,354	—
Advances received on share purchase agreement	—	—	—	10,200
Borrowings on convertible notes	8,000	—	—	—
Payments on borrowings of convertible notes	(40)	—	—	—
Change in fair value	8,330	(40)	30,750	11,190
GEM settlement in common shares	—	—	—	(13,020)
Reclassification of convertible note to SAFE	(23,318)	—	23,318	—
Conversion of convertible notes to preferred shares	(14,353)	—	—	—
Conversion of SAFE to common shares	—	—	(86,827)	—
Reclassification to common equity	—	(11)	—	—
Balance at December 31, 2023	$7,715	$—	$25	$11,333

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$25,794	$26,036	$—	$—
Term notes payable to related parties	$18,610	$18,541	$4,500	$2,958

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 14. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

There were no convertible preferred share warrants issued in the year ended December 31, 2023. The convertible preferred share warrants issued and outstanding as of December 31, 2022 were 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 120,935 warrants for the purchase of the Company’s common stock at a ratio of 22.4 Surf Air preferred warrants to 1 warrant for the purchase of the Company’s common stock. The exercise price for all warrants is $38.23 per share.

Warrants to purchase shares of convertible preferred stock were classified as Other long-term liabilities on the Consolidated Balance Sheets, as of December 31, 2022, and were subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value through the date of the Internal Reorganization. As all converted warrants are for the purchase of common stock, and not preferred interests, the liability as of the date of the Internal Reorganization was reclassified to additional paid in capital.

Ordinary Share Warrants

Warrants were issued by Surf Air in connection with debt and equity capital raising transactions, as well as part of debt restructuring activities. The warrants were exercisable at any time, or from time to time, in whole or in part at any time on or prior to the expiration date, which was seven to ten years from the issuance date. The warrants terminated on the earlier of the expiration date or change in control upon the effectiveness of the Company’s registration statement or upon the closing of a deemed liquidation event. If there was no change in control, the warrants without a stated expiration date would never expire. On July 21, 2023, Surf Air merged into a subsidiary of the Company as part of an Internal Reorganization. The change in control resulted in all outstanding ordinary share warrants being re-issued into warrants to purchase shares of the Company’s common stock.

Total outstanding ordinary share warrants issued by the Company were 0 and 4,614,651 as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the Company issued a total of 143,407 ordinary warrants due to the conversion of amounts due under the 2017 Convertible Notes (See Note 11, Financing Arrangements). During the year ended December 31, 2023, ordinary warrant holders exercised 4,758,058 ordinary warrants, with exercise prices ranging from $0.22 to $4.70 per share, on a combination of cash-based and cashless exercises. This resulted in the issuance of 4,707,562 shares of common stock for total proceeds of $128 thousand.

Note 15. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of December 31, 2023 and December 31, 2022, the Company capitalized $2.5 million and $2.0 million, respectively, related to the software that Palantir has provided to the Company. During December 2023, the Company settled $2.0 million in outstanding payables to Palantir through the issuance of 1,755,156 shares of the Company's common stock.

Licensing, Exclusivity and Aircraft Purchase Arrangements

Textron Agreement

On September 15, 2022, the Company entered into agreements with Textron Aviation Inc. and one of its affiliates (collectively, “TAI”), for engineering services and licensing, sales and marketing, and aircraft purchases, which were only effective as of the first trading date of shares of the Company’s common stock on a national securities exchange (“TAI Effective Date”). The agreements became effective as of the Company’s direct listing on July 27, 2023.

The engineering services and licensing agreement provides, among other things, that TAI will provide the Company with certain services in furtherance of development of an electrified powertrain technology (the “SAM System”). Under this agreement, the Company agrees to meet certain development milestones by specified dates, including issuance of a supplemental type certificate by the Federal Aviation Administration (“FAA”). Should the Company fail to meet certain development milestones, TAI has the right to terminate the collaboration agreement.

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining STCs from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023 and remaining payments under the initial license fee of $12.5 million coming due in 2024. The

$12.5 million of deposits made as of December 31, 2023 have been recorded to technology and development expenses within the Company’s consolidated statements of operations.

Under the sales and marketing agreement, the parties agreed to develop marketing, promotional and sales strategies for the specifically configured Cessna Caravans and further agreed to: (a) include Cessna Caravans fitted with the SAM system (the “SAM Aircraft”) in sales and marketing materials (print and digital) distributed to authorized dealers, (b) prominently display the SAM Aircraft on their respective websites and social media, (c) include representatives of the Company and TAI at trade show booths, (d) market the SAM Aircraft and conversions to SAM Aircraft to all owners of pre-owned Cessna Caravans, and (e) not advertise or offer any third-party-developed electrified variants of the Cessna Caravan. Certain technologies for aircraft propulsion are specifically carved out from TAI’s agreement to exclusively promote the SAM Aircraft for Cessna Grand Caravans. The sales and marketing agreement provides for payment by the Company of exclusivity fees aggregating $40.0 million, with certain amounts deferred such that the aggregate fee is payable over four years commencing on the earlier of the year after the Company obtains an STC for the SAM Aircraft on the Cessna Caravan or the 5th anniversary of the TAI effective date. The Company’s obligation to pay exclusivity fees in any year may be offset, in whole or in part, based on the achievement of certain sales milestones of SAM Aircraft and Cessna Caravans subsequently converted to a SAM Aircraft.

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 38 specifically configured Cessna Caravans having an aggregate purchase price in excess of $125.4 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the fourth quarter of 2023 the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the engineering and services agreement. As of December 31, 2023, the Company has made deposits of $5 million under this agreement.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of December 31, 2023.

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

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 635,000 shares of common stock to Tuscan in satisfaction of the terms of the mutually terminated Merger Agreement. Based on the $5.00 opening price of the Company’s common stock, such shares have resulted in $3.2 million of contract termination expense, included as part of other expense in the Company’s Consolidated Statement of Operations.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime.

The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of December 31, 2023 the Company is not aware of any pending claims or liabilities.

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

Legal Contingencies

In 2017, the Company acquired Rise U.S. Holdings, LLC (“Rise”). Prior to the close of the acquisition, Rise Alpha, LLC and Rise Management, LLC (both of which are wholly-owned subsidiaries of Rise and hereinafter referred to as the “Rise Parties”), were served with a petition for judgment by Menagerie Enterprises, Inc. (“Monarch Air”), relating to breach of contract for failure to pay Monarch Air pursuant to the terms and conditions of a flight services agreement with Monarch Air, which occurred prior to the Company’s acquisition of Rise. The Rise Parties filed numerous counterclaims against Monarch Air, including fraud, breach of contract and breach of fiduciary duty. Rise, a subsidiary of the Company, was named as a party in the lawsuit. During 2018 and 2019, certain summary judgments were granted in favor of Monarch Air.

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $0.06 million and court costs of approximately $0.003 million. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Consolidated Balance Sheets by the Company as of December 31, 2023 and December 31, 2022.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of December 31, 2023.

FAA Matters

On February 23, 2024, the FAA notified the Company that it was seeking a proposed civil penalty of $0.3 million against the Company for alleged non-compliance with respect to certain regulatory requirements relating to flight officer certifications and required competence checks for flights flown during the fourth quarter of 2022. The Company is currently assessing its statutory rights to appeal the imposed penalty. The Company has recognized $0.3 million as an other current liability on the consolidated balance sheet and $0.3 million of expense related to this matter as a component of cost of revenue in its consolidated statements of operations as of December 31, 2023.

On October 17, 2023, the Company received a letter of intent from the FAA regarding an investigation into the Company’s Hawaii operations, whereby the Company is alleged to have operated flights beyond their required maintenance intervals during the fourth quarter of 2023. Each violation is subject to a civil penalty not to exceed $14,950 per flight. The Company has recognized $0.2 million of expense related to this matter as a component of cost of revenue in its consolidated statements of operations as of December 31, 2023.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the

Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets and is in the amount of $7.6 million and $5.8 million as of December 31, 2023 and December 31, 2022, respectively.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.9 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.

Note 16. Disaggregated Revenue

The disaggregated revenue for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Scheduled	$39,397	$4,324
On-Demand	21,108	15,950
Total revenue	$60,505	$20,274

The long-term performance obligations for contractually committed revenues, all of which is related to on-demand revenue, is recorded in Other long-term liabilities as of December 31, 2023, and December 31, 2022 in the amount of $2.7 million and $1.8 million, respectively.

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning of period	$9,568	$5,680
Acquired deferred revenue	7,329	—
Revenue deferred	45,712	24,162
Revenue recognized	(40,884)	(20,274)
Deferred revenue, end of period	$21,725	$9,568

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12-24 months. For 2023, $7.6 million of revenue was recognized in passenger revenue that was included in our deferred revenue liability at December 31, 2022.

Note 17. Redeemable Convertible Preferred Shares and Convertible Preferred Shares

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

The following table presents information about the Company’s redeemable convertible preferred shares as of December 31, 2022 (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Issuance Price	Liquidation Preference
Class Founder	1,866,056	1,866,056	$838	$0.54	$1,000
Class A-1	1,930,155	1,380,217	1,525	1.12	1,546
Class A-2	2,820,319	1,197,296	1,840	1.54	1,840
Class A-3	9,070,476	6,206,269	6,192	1.00	6,206
Class A-4	552,804	552,804	675	1.30	716
Class A-5	15,646,415	15,400,417	4,447	1.11	17,155
Class B-1	14,934,552	14,934,552	20,000	1.34	20,000
Class B-2	25,000,000	24,194,129	30,768	1.71	41,295
Class B-3	2,000,000	1,464,728	2,213	1.71	2,500
Class B-4	6,000,000	3,671,818	5,361	1.71	6,267
Class B-5	33,638,500	25,356,068	6,681	0.38	9,635
Class B-6a	150,000,000	132,919,929	50,127	0.53	70,448
	263,459,277	229,144,283	$130,667	$—	$178,608
Class B-6s	98,799,158	71,478,742	3,414	—	—
Total	362,258,435	300,623,025	$134,081	$—	$178,608

There were no redeemable convertible preferred shares authorized, issued, or outstanding as of December 31, 2023.

Note 18. Stock-Based Compensation

2023 Equity Incentive Plan

Concurrent with the Company’s direct listing, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”), to provide an additional means through the grant of stock-based awards to attract, motivate, retain and reward selected employees and other eligible persons. A total of 7,500,000 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2023 Plan. In addition, the shares authorized for grant will automatically increase on the first trading day in January of each year (commencing with 2024) by an amount equal to lesser of (1) 5.0% of the total number of our outstanding shares on the last trading day in December in the prior year, or (2) such lesser number as determined by our board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2023 Plan. Shares subject to outstanding awards granted under the 2016 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2023 Plan.

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

2016 Equity Incentive Plan

Prior to the Company’s direct listing, the Company granted stock options, RSUs, RSPAs, and RSGAs to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). Concurrent with the Internal Reorganization, all rights under previously granted RSPAs and RSGAs were converted into shares of the Company’s common stock, at a ratio of 22.4 RSPA/ RSGA to 1 share of the Company's common stock, with the Company retaining certain rights of repurchase with respect to unvested RSPAs to coincide with grant-date service-conditions. Additionally, based on the original terms of the underlying awards, all RSUs granted under the 2016 Plan fully vested as of the direct listing date.

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

As of December 31, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator, which is the Company’s board of directors or a duly authorized committee of the Company’s board of directors.

Management Incentive Bonus Plan

In conjunction with the Southern Acquisition, the Company adopted the Southern Management Incentive Bonus Plan (the “Incentive Bonus Plan”). The Incentive Bonus Plan provides select employees, consultants and service providers of the Company who were direct or indirect shareholders of Southern an incentive to contribute fully to the Company’s business achievement goals and success. The Incentive Bonus Plan provides for two tranches of bonus pools to be allocated, based on participation units, which vest, contingent upon each employee’s continued employment by the Company and the achievement of certain revenue targets. Payments of awards which might become due under the Incentive Bonus Plan, may be made in cash or Common Stock, at the Company’s option. Any shares of Common Stock issued in payment of amounts due under the Incentive Bonus Plan will be charged against the share limit of the 2023 Plan. In addition, any shares which might be issued under the Incentive Bonus Plan are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders. Due to current expectations of revenue targets being achieved, the Company has recorded $16.7 million of stock based compensation expense related to the Incentive Bonus Plan during the three months ended December 31, 2023. Such amounts are included as a portion of Accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet.

Stock Options

Prior to the Company’s direct listing, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2016 Plan, and subsequent to its direct listing, may grant similar awards under the 2023 Plan.

A summary of share option activity for the year ended December 31, 2023 is set forth below:

	Number of Share Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	1,768,205	9.01	$10,306	$3.58
Granted	48,212	10.00	—	9.11
Exercised	(161,091)	—	—	1.19
Canceled	(49,167)	—	—	3.37
Outstanding at December 31, 2023	1,606,159	8.04	687	4.12
Exercisable at December 31, 2023	1,253,108	7.83	596	3.83

As of December 31, 2023, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $2.9 million with a weighted-average remaining vesting period of approximately 1.43 years.

The following table provides supplemental data on stock options for the years ended December 31, 2023 and 2022 (in $ thousands, except for weighted average figures):

	For The Year Ended December 31,
	2023	2022
Weighted average grant date fair value per option granted	$8	$6
Fair value of options vested	$2,907	$2,321
Cash from participants to exercise stock options	$191	$7
Intrinsic value of options exercised	$41	$—

The assumptions used to estimate the fair value of share options granted during the years ended December 31, 2023 and 2022 were as follows:

	For The Year Ended December 31,
	2023	2022
Risk-free interest rate	3.55% - 3.74%	2.42% - 4.02%
Expected term (in years)	5.80	5.80
Dividend yield	—	—
Expected volatility	61% - 155%	116% - 238%

Restricted Stock Units

As of December 31, 2022, the Company had 220,424 RSUs outstanding under the 2016 Plan, which were unvested with a weighted average grant date fair value of $3.75 per RSU. These awards contained two separate types of granted and unvested RSUs, one with a combined service and performance condition (RSU SPLE) and one with only a performance condition (RSU LE). Both award types contained a performance condition involving the satisfaction of a pre-determined liquidity event, which includes (1) change in control or (2) becoming a publicly listed company. With the Company’s direct listing, all vesting criteria for all awards was achieved, resulting in the issuance of 260,424 shares of common stock for total compensation expense of $0.8 million during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 1,720,282 RSUs under the 2023 Plan to employees and non-employee directors, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 2 years.

A summary of RSU activity for the year ended December 31, 2023 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2022	220,424	$3.75
Granted	1,720,282	2.40
Vested/shares issued	(1,167,643)	2.30
Forfeited, cancelled, or expired	—	—
Unvested RSUs at December 31, 2023	773,063	$2.94

Restricted Share Purchase Agreement

A summary of RSPA activity for the year ended December 31, 2023 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2022	3,162,292	$7.91
Granted	—	—
Vested	(2,739,651)	8.49
Forfeited	—	—
Unvested RSPAs at December 31, 2023	422,641	4.15

Some RSPAs were issued for cash while others were issued for promissory notes. The executed promissory note creates an option for the RSPA holder, since they will repay the loan when the fair value of the common stock is greater than the amount of the note. The promissory note contains prepayment features and therefore can be repaid at any time. The maturity date of the RSPA’s is five years from the grant date. The grant date fair value is based on the terms of the promissory note, since the promissory notes creates the option value. The related expense is recorded over the service vesting terms of the RSPA.

On May 26, 2023, the Company approved the forgiveness of certain promissory notes associated with the issuance of RSPAs to executives and directors. The Company also provided cash bonuses to pay for interest and tax associated with the issuance of these shares in the amount of $0.1 million. The forgiveness of these promissory notes resulted in an immaterial additional stock-based compensation expense for the year ended December 31, 2023.

During 2020, an executive received an award of RSPAs for a promissory note which included three tranches. The first tranche was to vest based on service conditions only, and vest ratably over each continuous month of service. The second tranche became subject to service vesting after a performance condition were met. Subject to the performance vesting conditions, the awards were to vest ratably for each continuous month of service. The third tranche was to vest immediately upon satisfaction of performance conditions and market conditions such as the Company achieving a certain valuation prior to an IPO. For these awards, the repurchase option terminated upon vesting (either immediately or over a service vesting term).

Prior to the Company’s direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive RSPA awards had been satisfied in connection with the Company’s direct listing. This resulted in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the year ended December 31, 2023.

As of December 31, 2023, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $1.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

The assumptions used to estimate the fair value of RSPAs granted during the year ended December 31, 2022 were as follows:

December 31,
2022
Risk-free interest rate	2.42%
Expected term (in years)	5.00
Dividend yield	—
Expected volatility	217.57%

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

In October 2023, the Company granted 200,000 PRSUs as part of a hiring grant to an executive under the 2023 Plan. These PRSUs will vest upon the satisfaction of a service condition and the achievement of certain stock price goals. These PRSUs will vest based on the average daily closing price of the Company’s common stock on a rolling fifteen trading day basis (the “Average Closing Price”): (i) 50,000 RSUs will vest when the Average Closing Price equals or exceeds $5 per share, (ii) 75,000 RSUs will vest when the Average Closing Price equals or exceeds $10 per share, and (iii) 75,000 RSUs will vest when the Average Closing Price equals or exceeds $15 per share.

The Company estimated the grant date fair value of the PRSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model also calculates a derived service period based on the expected time to achieve the defined stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation.

For Founder PRSUs, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the Founders PRSUs was $2.26 per share. The Company will recognize total stock-based compensation expense of $6.3 million over the derived service period of 2.1 years as the founders satisfy the service-based vesting condition.

For the PRSUs granted in October 2023, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the PRSUs was $0.81 per share for the 50,000 RSUs vesting upon an Average Closing Price equaling or exceeding $5 per share, $0.55 per share for the 75,000 RSUs vesting upon an Average Closing Price equaling or exceeding $10 per share, and $0.39 per share for the 75,000 RSUs vesting upon an Average Closing Price equaling or exceeding $15 per share. The Company will recognize total stock-based compensation expense of $0.1 million over the derived service period of 2.6 to 3.6 years as the employee satisfies the service-based vesting condition.

A summary of PRSU activity for the year ended December 31, 2023 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2022	—	$—
Granted	3,000,000	2.11
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at December 31, 2023	3,000,000	$2.11

The following table represents the various price targets included in the PRSU awards and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$5.00	50,000
10.00	2,875,000
15.00	75,000

A summary of stock-based compensation expense recognized for the years ended December 31, 2023 and December 31, 2022 is as follows (in thousands):

	For The Year Ended December 31,
	2023	2022
Stock Options	$2,907	$2,321
RSUs	3,230	—
RSPAs	23,287	1,661
RSGAs	—	8,470
PRSUs	1,306	—
Management Incentive Bonus Plan	16,667	—
Other	855	—
Total Stock Based Compensation	$48,252	$12,452

Note 19. Segments

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

Note 20. Income Taxes

Income from continuing operations before provision for income taxes for the Company's domestic and international operations was as follows (in thousands):

	December 31,
	2023	2022
Domestic	$(216,682)	$(35,860)
International	(37,318)	(38,502)
Loss before provision for income taxes	$(254,000)	$(74,362)

Significant components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	17	5
Total	17	5
Deferred:
Federal	(2,622)	—
State	(699)	(5)
Total	(3,321)	(5)
Total tax expense (benefit)	$(3,304)	$—

Income taxes in our consolidated financial statements have been calculated on a consolidated tax return basis. The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate (in thousands):

	Year Ended December 31,
	2023		2022
Pretax loss	$(53,340)	21.00%	$(15,616)	21.00%
State tax benefit	(2,132)	0.84%	(2,575)	3.46%
Foreign rate differential	6,962	(2.74)%	8,086	(10.87)%
Goodwill impairment	12,395	(4.88)%	—	—%
Transaction costs	3,712	(1.46)%	871	(1.17)%
Share based compensation	5,373	(2.12)%	—	—%
Change in fair value of financial instruments	4,153	(1.63)%	—	—%
Permanent difference	4,128	(1.63)%	517	(0.70)%
Uncertain tax positions	31,855	(12.54)%	—	—%
Change in valuation allowance	(16,410)	6.46%	8,717	(11.72)%
Effective income tax rate	$(3,304)	1.30%	$—	—%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Book to tax depreciation differences	$—	$773
Accrued expenses and reserves	2,642	1,254
Stock compensation	3,518	273
Interest expense carryforward	1,565	—
Intercompany interest	—	1,011
Net operating loss carryforward	44,860	57,825
Capitalized research costs	2,946	—
Lease liabilities - operating leases	2,551	340
Other	—	165
Deferred Tax Assets, Gross	58,082	61,641
Valuation Allowance	(45,065)	(61,031)
Deferred Tax Assets, Net of Valuation Allowance	13,017	610
Depreciation and amortization differences	(10,473)	—
ROU assets - operating leases	(3,404)	(338)
Prepaid expenses	(369)	(272)
Other	(106)	—
Total Deferred Tax Liabilities	(14,352)	(610)
Total Deferred Tax Assets (Liabilities), net	$(1,335)	$—

As of December 31, 2023, the Company has approximately $279.0 million of gross federal net operating loss (“NOL”) carryforwards, and $241.9 million of gross state NOL carryforwards, which will begin to expire in 2027. The carryforwards are included in the Company's calculation of its deferred tax asset; however, realization of the deferred tax asset is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards. Also, utilization of the operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of approximately $45.1 million and $61.0 million, respectively, on the net deferred tax assets, as management does not believe it is more likely than not that the tax assets will ultimately be realized. The valuation allowance decreased by $16.0 million during the year ended December 31, 2023, of which $16.4 million was credited to operations and $0.4 million of charges were related to business acquisitions.

Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a corporation's ability to utilize its NOL carryforwards, if it experiences an “ownership change” as defined. In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50% over a three-year period. In the event of an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 determined by multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate. We have not completed a Section 382 study at this time; however, should a study be completed, certain NOL carryforwards may be subject to such limitations. Any future annual limitation may result in the expiration of NOL carryforwards before utilization.

As a result of the Southern Acquisition in 2023, the Company recorded $4.7 million in acquired net deferred tax liabilities, primarily related to the excess of book basis over tax basis of the acquired intangible assets. In recording the deferred tax liability , the Company recorded a partial release of the valuation allowance on the Company's net deferred tax assets resulting in a deferred tax benefit for federal and state income taxes of $2.6 million and $0.7 million, respectively, for the year ended December 31, 2023.

ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Furthermore, income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740-10 and in subsequent periods.

The following is a tabular reconciliation of the total amount of the Company's unrecognized tax benefits for the year (in thousands):

	2023	2022
Unrecognized tax benefits at January 1,	$—	$—
Additions for tax positions of prior years	36,857	—
Acquired tax positions	289
Unrecognized tax benefits at December 31,	$37,146	$—

As of December 31, 2023 and December 31, 2022, the Company had $37.1 million and $0 of unrecognized tax benefits, respectively, none of which would result in a reduction of the Company's effective tax rate, if recognized, due to the valuation recorded within the U.S. federal and state jurisdictions. Furthermore, in the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits could change due to the resolution of certain tax matters related to the substantiation of federal and state NOL's. We do not expect these resolutions to have a material change to our unrecognized tax benefits over the next twelve months. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2023 and 2022.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There are no ongoing income tax examinations as of December 31, 2023. Tax years 2011 and forward remain open to audit for U.S. federal income tax purposes and tax years 2011 and forward remain open for U.S. state income tax purposes.

Note 21. Related Party Balances and Transactions

Convertible Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the 2017 Note was converted per the conditional conversion agreement dated June 27, 2023. The outstanding principal and interest converted into 28,332,454 convertible preferred shares, which were simultaneously cancelled and converted into 1,264,834 shares of the Company's common stock. (see Note 11, Financing Arrangements).

SAFE Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the SAFE notes issued to LamVen and Park Lane, entities affiliated with a co-founder of the Company, with aggregate principal amount of $15.0 million were converted per the conditional conversion agreement dated June 27, 2023 into 103,385,325 convertible preferred shares, which were simultaneously cancelled and converted into 4,615,384 shares of the Company's common stock. (see Note 11, Financing Arrangements).

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million. On July 21, 2023, in connection with the Internal Reorganization, the SAFE was converted per the conditional conversion agreement dated June 27, 2023 into 47,770,712 convertible preferred shares, which were simultaneously cancelled and converted into 2,132,608 shares of the Company's common stock. (see Note 11, Financing Arrangements).

	Fair Value at
	December 31, 2023	December 31, 2022
SAFE note with LamVen, a related party	$—	$5,403
SAFE note with Park Lane, a related party	—	5,403
Total	$—	$10,806

Term Notes

The Company entered into term note agreements with related parties and recorded the notes in Due to related parties at carrying value on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the term notes outstanding are as follows (in thousands):

	Carrying Value at
	December 31, 2023	December 31, 2022
Term notes with LamVen, a related party	$18,610	$4,500
Total	$18,610	$4,500

The LamVen note with an aggregate principal amount of $4.5 million bearing an interest rate of 8.25% per annum remained outstanding as of December 31, 2023. On January 18, 2023, an additional note with the same terms was issued to LamVen, a related party of the Company, in exchange for $1.0 million in cash. Both term notes are scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, these notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, these notes were further amended to extend the maturity date to February 9, 2024, effective as of January 15, 2024. On March 22, 2024, the note was further amended to extend the maturity date to April 15, 2024, effective as of February 9, 2024.

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024, effective as of January 15, 2024. On March 22, 2024, the note was further amended to extend the maturity date to April 15, 2024, effective as of February 9, 2024.

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. On March 22, 2024, the note was further amended to extend the maturity date to April 15, 2024 and the principal amount increased to $20.0 million, effective as of February 9, 2024. Subsequent to December 31, 2023, the Company received an additional $9.8 million under this note agreement, for an aggregate total of $18.3 million cash received under the note since inception.

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 11, Financing Arrangements).

On June 15, 2023, the term notes with LamJam, an entity affiliated with a co-founder of the Company, in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares (see Note 17, Redeemable Convertible Preferred Shares and Convertible Preferred Shares).

The outstanding notes are recorded at carrying values within Due to related parties on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

Other Transactions

Additionally, LamVen has historically paid for various expenses on behalf of the Company. As of December 31, 2022, the Company owed LamVen $0.4 million. This amount is recorded within Due to related parties, current on the Consolidated Balance Sheets as of December 31, 2022. No such amounts were owed as of December 31, 2023.

As of December 31, 2023, the Company continues to lease four aircraft from Park Lane, a related party, for a monthly lease payment of $0.025 million per aircraft. The lease term for the four aircraft expire on July 31, 2023. On June 16, 2023, the Company amended the lease agreements with Park Lane to extend the expiration date for a 6-month term of August 1, 2023 through January 31, 2024. All other terms of the agreements remain the same. On February 1, 2024, the lease for the four planes was extended to January 31, 2025.

JA Flight Services and BAJ Flight Services

As of December 31, 2023, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $529 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during year ended December 31, 2023. Accounts payable of $220 thousand owed to JAFS and BAJFS as of December 31, 2023, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of December 31, 2023, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $745 thousand in combined lease and engine reserve expense attributable to Schuman for the year ended December 31, 2023. As of December 31, 2023, the Company owed approximately $232 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Note 22. Supplemental Cash Flows

Supplemental Cash Flows for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Supplemental cash flow information
Cash paid for interest	$577	$—
Supplemental schedule of non-cash investing and financing activities:		$—
Issuance of SAFE notes	$4,354	$6,416
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	$543	$—
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	$3,253	$441
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	$10,494	$9,816
Conversion of redeemable convertible preferred shares to common shares	$137,463	$—
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$202	$—
Conversion of SAFE notes to common shares	$63,509	$—
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	$—	$255
Conversion of promissory notes to Class B-6s convertible preferred shares	$5,260	$—
Common stock issued under Share Purchase Agreement	$13,020	$—
Common stock issued for the acquisition of Southern	$81,250	$—
Common stock issued as settlement of advisor accrual	$75	$—
Common stock issued as settlement of advisor accrual	$2,000	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,656	$1,800
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,143	$—
Purchases of property and equipment included in accounts payable	$382	$61
Prepaid expense and other current assets accrued in other current liabilities	$1,989	$—

Note 23. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share applicable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares. As outlined in “Internal Reorganization” in Note 1, Description of Business, the effects of conversions at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock, have been applied to outstanding common shares and rights to receive common shares for all periods presented in calculating earnings per share and for presentation within the Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit.

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data):

	Year Ended December 31,
	2023	2022
Net loss	$(250,696)	$(74,362)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	39,466,906	13,492,823
Net loss per share applicable to common shareholders, basic and diluted	$(6.35)	$(5.51)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Excluded securities:
Options to purchase common shares	1,606,159	1,768,205
Restricted stock units	3,773,063	220,424
Unvested RSPAs	422,641	3,162,292
Convertible notes (as converted to common shares)	1,333,333	1,455,117
Preferred stock (as converted to common shares)	—	13,420,589
Total common shares equivalents	7,135,196	20,026,627

Note 24. Subsequent Events

GEM Mandatory Convertible Security

On March 1, 2024, Company entered into a mandatory convertible security purchase agreement (the “MCSPA”) with GEM. Pursuant to the MCSPA, the Company has agreed to issue and sell to GEM, and GEM has agreed to purchase from the Company, a mandatory convertible security with a par amount of up to $35,200,000 (the “Mandatory Convertible Security”), which shall be convertible into a maximum of 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Shares”), subject to adjustment as described in the MCSPA. The transaction contemplated by the MCSPA is expected to close following the waiver or satisfaction of all closing conditions, which is currently expected to occur by the end of the second quarter of 2024 (the “Closing Date”).

The par amount of the Mandatory Convertible Security will be determined at the close of the trading day immediately prior to the Closing Date and will be equal to $35,200,000 less the product of (a) the number of Common Shares sold by GEM prior to the Closing Date, if any, and (b) the aggregate sale price per share for any such Common Shares; provided, however, that the sale price of any such Common Share that exceeds $4.45 will be deemed to be $4.45.

The Mandatory Convertible Security will mature on the fifth anniversary of the Closing Date (the “Maturity Date”), unless earlier converted or redeemed. On the Maturity Date, the Company will pay to GEM, at the Company’s option, cash or Common Shares in an amount equal to the then outstanding par amount of the Mandatory Convertible Security divided by the lesser of (a) $4.45 (the “Fixed Conversion Price”) and (b) the average of the five lowest volume-weighted average prices per share for the Common Shares trading on the NYSE during the thirty trading days immediately preceding the Maturity Date (the “Floating Conversion Price”).

Prior to the Maturity Date, GEM will have the option to convert any portion of the Mandatory Convertible Security into Common Shares at a conversion rate equal to the portion of the par amount to be converted into Common Shares divided by the lesser of (a) the Fixed Conversion Price and (b) the Floating Conversion Price. If, following the conversion by GEM of any portion of the Mandatory Convertible Security into 8,000,000 Common Shares at any time prior to the Maturity Date, any par amount of the Mandatory Convertible Security remains outstanding, the Company will have the option to (x) increase the maximum number of Common Shares into which the Security may convert, with such increase to be at the Company’s sole discretion, (y) pay to GEM an amount in cash equal to 115% of the remaining outstanding par amount or (z) increase the remaining outstanding par amount by 15% of the amount outstanding immediately after issuance of the 8,000,000 Common Shares. GEM may not convert any portion of the Mandatory Convertible Security into Common Shares to the extent that GEM (together with its affiliates and any other parties whose holdings would be aggregated with those of GEM for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) would beneficially own more than 4.99% of the Common Shares outstanding after such conversion; provided, however, that GEM may increase or decrease such maximum limitation percentage to not more than 9.99% upon 61 days’ notice to the Company.

The Company may, at its option, redeem the Mandatory Convertible Security, in whole or in part, in cash at a price equal to 115% of the outstanding par amount to be redeemed.

Pursuant to the terms of the MCSPA, GEM has agreed that, beginning March 1, 2024 and for so long as any Common Shares are beneficially owned by GEM (together with its affiliates and any entity managed by GEM, the “GEM Entities”), the GEM Entities will limit the daily volume of sales of Common Shares then beneficially owned by the GEM Entities to no more than 1/10th of the daily trading volume of Common Shares on the NYSE on the trading day immediately preceding the applicable date of such sales. The MCSPA also contains customary representations, warranties and agreements by the Company and GEM, customary conditions to closing, indemnification obligations, registration rights and termination provisions.

As consideration for GEM’s purchase of the Mandatory Convertible Security, GEM will deliver to the Company 6,300,000 Common Shares previously purchased by GEM less any Common Shares sold by GEM before the Closing Date. In addition, the Company’s ability to take both regular drawdowns of up to $300 million and advance drawdowns of up to $100 million pursuant to the Company’s share subscription facility with GEM and GEM Yield Bahamas Limited, provides the Company with the option from time to time to direct GEM to purchase a specified number of Common Shares for an aggregate purchase price of up to $400 million, will be restored to full capacity, subject to any drawdowns prior to the Closing Date.

The issuance and sale of the Mandatory Convertible Security will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company has agreed to file, within ten business days of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, a registration statement with the Securities and Exchange Commission for the resale by GEM of at least 8,000,000 Common Shares less any Common Shares sold by GEM before the Closing Date.

Emergency Landing

On January 19, 2024, a flight operated by our subsidiary, Southern Airways Express, made an emergency landing near Dulles International Airport shortly after reporting a loss of power after take-off in winter weather conditions. Following the emergency landing, in which there were no injuries reported, the FAA and the National Transportation Safety Board (“NTSB”) began a required investigation of the incident. No cause of the incident has yet been determined, and the Company remains cooperative with the FAA and NTSB in all respects.

We are currently unable to reasonably estimate what impact, if any, the incident will have on our financial position, results of operations, or cash flows. The aircraft involved is expected to return to service soon.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023, due to presence of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, our management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2023, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in audit adjustments to substantially all of our accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, and as of June 30, 2022 and 2021 and for the six-month periods then ended. Subsequently, these material weaknesses also resulted in misstatements to revenue, deferred revenue, accrued expenses, additional paid-in capital and stock-based compensation expense to the consolidated financial statements as of December 31, 2022 and 2023 and for the years then ended. These material weaknesses also resulted in misstatements to prepaid expenses and other current assets and sales and marketing to the consolidated financial statements as of and for the quarter ended September 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Additionally, prior to our acquisition of Southern, Southern reported multiple material weaknesses related to control environment, risks of material misstatement, period-end financial reporting and IT general controls in our Form S-1 filed on September 19, 2023. Those material weaknesses resulted in audit adjustments to substantially all of Southern’s accounts, which were recorded prior to the issuance of the consolidated financial statements of Southern as of December 31, 2022, 2021 and 2020 and for the years then ended. Subsequently, those material weaknesses also resulted in a revision to the previously issued consolidated financial statements of Southern as of December 31, 2022 and 2021 and for the years then ended, and the interim periods ended June 30, 2022 and 2021, to correct for errors in revenues and deferred revenues. Also, in connection with the preparation of Southern’s financial statements for the interim period ended March 31, 2023, Southern identified an error related to the accounting for prepaid passenger ticket deposits. Southern’s management determined that this error was the result of the previously reported material weaknesses. This error was corrected in Southern’s financial statements as of December 31, 2022 and 2021 and for the years then ended and the interim periods ended June 30, 2022 and 2021 as a revision to previously issued financial statements.

Remediation Plans to Address Material Weaknesses

To date, we have developed a plan to address the material weaknesses identified above. This remediation plan consists primarily of: (i) adding key personnel to strengthen the Company’s financial reporting processes, (ii) improving our internal controls around financial systems and processes, (iii) formalizing internal controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions, (iv) engaging a third party to assist in identifying risks of material misstatement and designing and implementing controls to address the identified risks of material misstatement, and (v) designing and operating computer operations, program and system development, and user access and change management controls. We intend to take additional steps to remediate the deficiencies identified above and further evolve our internal controls and processes.

Changes in Internal Control over Financial Reporting

Due to the acquisition of Southern, there were changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Southern’s operations, control processes and information systems into our systems and control environment.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the three months ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”).

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our corporate website at investor.surfair.com in the Governance section under “Governance Documents.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Board and Corporate Governance Highlights” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement.

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the 2024 Proxy Statement.

Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Corporate Governance” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Form 10-K:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit Index

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1+

Acquisition Agreement, dated as of March 17, 2021, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.2

Amendment No. 1 to Acquisition Agreement, dated as of August 22, 2021, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.3

Amendment No. 2 to Acquisition Agreement, dated as of May 17, 2022, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.4

Amendment No. 3 to Acquisition Agreement, dated as of November 11, 2022, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.4 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.5

Amendment No. 4 to Acquisition Agreement, dated as of May 25, 2023, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.5 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.6

Amendment No. 5 to Acquisition Agreement, dated as of June 21, 2023, by and between Surf Air Mobility Inc., Surf Air Global Limited, Surf Air Inc., SAC Merger Sub Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 2.6 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

2.7

Agreement and Plan of Merger, dated as of June 21, 2023, by and among Surf Air Global Limited, Surf Air Mobility Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 2.7 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

3.1*	Amended and Restated Certificate of Incorporation of SAM.

3.2*	Amended and Restated Bylaws of SAM.

4.1*	Description of Securities.

10.1

Form of Grant Agreement for grants of PRSUs to employees and non-employee directors under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2023).

10.2#

Employment Agreement dated December 21, 2023, by and between Surf Air Mobility Inc. and Oliver Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 27, 2023).

10.3

Binding Term Sheet dated as of December 21, 2023, by and between Surf Air Mobility Inc. and GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 28, 2023).

10.4

Security Purchase Agreement, dated March 1, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 6, 2024).

10.5

Form of Grant Agreement for grants of RSUs to employees and non-employee directors under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2023).

10.6

Share Purchase Agreement, dated as of June 15, 2023, by and among Surf Air Mobility, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023).

10.7	Form of SAFE Agreement (incorporated by reference to Exhibit 2.7 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.9+++

Collaboration & Engineering Services Agreement, dated as of September 15, 2022, by and between Textron Aviation Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form S-1 Registration Statement, filed on June 5, 2023).

10.10+++

Amended Collaboration & Engineering Services Agreement, dated as of May 24, 2023, by and between Textron Aviation Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form S-1, filed on June 5, 2023).

10.11+++

Amended and Restated Sales and Marketing Agreement, dated as of September 27, 2022, by and between Textron Aviation Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement, filed on June 5, 2023).

10.12+++

First Amended and Restated Sales and Marketing Agreement, dated as of May 24, 2023, by and between Textron Aviation Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.13+++

Data License Agreement, dated as of September 15, 2022, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.14+++

Amendment to Data License Agreement, dated as of May 24, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.15++

Pilot Pathway Agreement, dated as of July 17, 2019, by and between SkyWest Airlines, Inc. and Southern Airways Corporation. (incorporated by reference to Exhibit 10.11 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.16

Amendment No. 1 to Pilot Pathway Agreement, dated as of October 1, 2020, by and between SkyWest Airlines, Inc. and Southern Airways Corporation. (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.17

Amendment No. 2 to Pilot Pathway Agreement, dated as of March 1, 2022, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.18++

Amendment No. 3 to Pilot Pathway Agreement, dated as of March 6, 2023, by and between SkyWest Airlines, Inc. and Southern Airways Corporation (incorporated by reference to Exhibit 10.14 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.19+++

Master Agreement, dated as of October 10, 2022, by and between Jetstream Aviation Capital, LLC and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.20++

Business Combination Agreement, dated as of May 17, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.21

Amendment No. 1 to Business Combination Agreement, dated as of September 1, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.22

Mutual Termination and Release Agreement, dated as of November 14, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.23#

Employment Agreement, dated as of May 16, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and R. Stanley Little (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.24#

Amendment to Employee Agreement, dated as of October 23, 2022, by and between Surf Air Mobility Inc. and R. Stanley Little (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1, filed with the SEC on June 5, 2023).

10.25#

Employment Agreement, dated as of December 19, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and Deanna White (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1, filed with the SEC on June 5, 2023).

10.26#

Employment Agreement, dated as of August 20, 2021, by and among Surf Air Mobility Inc., Surf Air Global Limited and Sudhin Shahani (incorporated by reference to Exhibit 10.22 to the Company’s to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.27#

Amendment to Employment Agreement, dated as of January 20, 2023, by and between Surf Air Mobility Inc. and Sudhin Shahani (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.28#	2016 Equity Incentive Plan as amended (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.29#	2023 Equity Incentive Plan as amended (incorporated by reference to Exhibit 10.27 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.30#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 Form S-1 and Form S-4 Registration Statement, filed with the SEC on June 22, 2023).

10.31

Convertible Note Purchase Agreement, dated as of June 15, 2023, between Surf Air Mobility Inc. and Partners for Growth V, L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 Form S-1 and Form S-4 Registration Statement, filed with the SEC on June 22, 2023).

10.32

Second Amendment to Data License Agreement, dated as of June 30, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 3 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 12, 2023).

10.33

Third Amendment to Data License Agreement, dated as of September 18, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement, filed with the SEC on September 19, 2023).

10.34#	Southern Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement, filed with the SEC on July 21, 2023).

10.35

Amendment No. 2 to the Second Amended and Restated Share Purchase Agreement, dated as of July 21, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 21, 2023).

10.36

Amendment No. 1 to the Share Purchase Agreement, dated as of July 21, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 21, 2023).

10.37

Amendment No. 3 to the Second Amended and Restated Share Purchase Agreement, dated as of July 24, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023).

10.38

Amendment No. 2 to the Share Purchase Agreement, dated as of July 24, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on July 25, 2023).

10.39

Amendment No. 4 to the Amended and Restated Share Purchase Agreement, dated as of September 19, 2023, by and among Surf Air Mobility Inc., Surf Air Global Ltd., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed with the SEC on September 19, 2023).

10.40*	Fourth Amendment to Data License Agreement, dated as of December 8, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc.

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-Q, filed November 14, 2023).

16.1	Letter from CohnReznick LLP regarding change in certifying accountant (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

**Furnished herewith

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surf Air Mobility Inc.

Date: March 29, 2024	By:	/s/ Stan Little
Stan Little
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stan Little	Chief Executive Officer	March 29, 2024
Stan Little	(Principal Executive Officer) and Director

/s/ Oliver Reeves	Chief Financial Officer	March 29, 2024
Oliver Reeves	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sudhin Shahani	Co-Founder and Director	March 29, 2024
Sudhin Shahani

/s/ Carl Albert	Director	March 29, 2024
Carl Albert	(Chairman)

/s/ Tyronne Bland	Director	March 29, 2024
Tyronne Bland

/s/ John D'Agostino	Director	March 29, 2024
John D'Agostino

/s/ Bruce Hack	Director	March 29, 2024
Bruce Hack

/s/ Edward Mady	Director	March 29, 2024
Edward Mady

/s/ Tyler Painter	Director	March 29, 2024
Tyler Painter