Form 10-Q
period 2024-03-31
SURF AIR MOBILITY INC.
filed 2024-05-15
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 83,035,258 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services and the dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$1,278	$1,720
Accounts receivable, net	4,710	4,965
Prepaid expenses and other current assets	10,725	11,051
Total current assets	16,713	17,736
Restricted cash	713	711
Property and equipment, net	46,706	45,991
Intangible assets, net	25,777	26,663
Operating lease right-of-use assets	12,263	12,818
Finance lease right-of-use assets	1,352	1,343
Other assets	5,262	5,727
Total assets	$108,786	$110,989
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$20,575	$18,854
Accrued expenses and other current liabilities	72,233	59,582
Deferred revenue	18,122	19,011
Current maturities of long-term debt	5,080	5,177
Operating lease liabilities, current	4,837	4,104
Finance lease liabilities, current	249	215
SAFE notes at fair value, current	14	25
Convertible notes at fair value, current	7,852	7,715
Due to related parties, current	36,508	25,431
Total current liabilities	165,470	140,114
Long-term debt, net of current maturities	19,985	20,617
Operating lease liabilities, long term	4,666	5,507
Finance lease liabilities, long term	1,143	1,137
Due to related parties, long term	1,288	1,673
Other long-term liabilities	22,535	19,426
Total liabilities	$215,087	$188,474
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit):
Common shares, $0.0001 par value; 800,000,000 shares authorized as of both March 31, 2024 and December 31, 2023; 81,917,187 shares issued and outstanding as of March 31, 2024 and 76,150,437 shares issued and outstanding as of December 31, 2023	$8	$8
Additional paid-in capital	533,191	525,042
Accumulated deficit	(639,500)	(602,535)
Total shareholders’ deficit	$(106,301)	$(77,485)
Total liabilities and shareholders’ deficit	$108,786	$110,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2024 and 2023

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$30,624	$5,507
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	28,489	6,650
Technology and development	7,009	812
Sales and marketing	3,009	1,394
General and administrative	24,609	8,441
Depreciation and amortization	1,978	258
Total operating expenses	65,094	17,555
Operating loss	$(34,470)	$(12,048)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(515)	$(8,096)
Interest expense	(1,671)	(171)
Other expense	(355)	(258)
Total other income (expense), net	$(2,541)	$(8,525)
Loss before income taxes	(37,011)	(20,573)
Income tax benefit	46	—
Net loss	$(36,965)	$(20,573)
Net loss per share applicable to common shareholders, basic and diluted	$(0.48)	$(1.46)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	77,309,329	14,100,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit

Three Months Ended March 31, 2024 and 2023

(in thousands, except share data)

(Unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2022	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$126,335	$(351,839)	$(222,089)
Stock-based compensation expense	—	—	—	—	—	—	1,145	—	1,145
Net loss	—	—	—	—	—	—	—	(20,573)	(20,573)
Balance at March 31, 2023	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$127,480	$(372,412)	$(241,517)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Common of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' (Deficit)/Equity
Balance at December 31, 2023	—	$—	—	$—	76,150,437	$8	$525,042	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares					311,052	—	—	—	—
Issuance of common stock under software license agreement	—	—	—	—	4,052,073	—	4,000	—	4,000
Issuance of common stock under marketing agreement					45,283	—	50	—	50
Issuance of common shares under Share Purchase Agreement	—	—	—	—	1,358,342	—	1,456	—	1,456
Stock-based compensation expense	—	—	—	—	—	—	2,643	—	2,643
Net loss	—	—	—	—	—	—	—	(36,965)	(36,965)
Balance at March 31, 2024	—	$—	—	$—	81,917,187	$8	$533,191	$(639,500)	$(106,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,965)	$(20,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,978	258
Non-cash operating lease expense	1,368	—
Stock-based compensation expense	12,643	1,145
Changes in fair value of financial instruments carried at fair value, net	515	8,096
Amortization of debt discounts and debt issuance costs	47	—
Deferred income taxes	(46)	—
Changes in operating assets and liabilities:
Accounts receivable, net	255	(58)
Prepaid expenses and other current assets	326	183
Other assets	465	—
Accounts payable	4,850	2,355
Due to a related party	1,131	—
Accrued expenses and other current liabilities	3,487	(811)
Deferred revenue	(497)	384
Operating lease liabilities	(1,355)	—
Other liabilities	(1,012)	—
Cash flows used in operating activities	$(12,810)	$(9,021)
Cash flows from investing activities:
Purchase of property and equipment	(715)	(83)
Internal-use software development costs	(28)	(49)
Net cash used in investing activities	$(743)	$(132)
Cash flows from financing activities:
Payments of borrowings on convertible notes	—	(20)
Principal payments on long-term debt	(776)	—
Proceeds from borrowings of SAFE notes	—	250
Proceeds from advances under Share Purchase Agreement	3,811	—
Proceeds from collateralized borrowings, net of repayment	138	—
Proceeds from borrowings from related parties	9,995	9,159
Payment of finance lease obligations	(55)	—
Net cash provided by financing activities	$13,113	$9,389
Increase (decrease) in cash, cash equivalents and restricted cash	(440)	236
Cash, cash equivalents and restricted cash at beginning of period	2,431	912
Cash, cash equivalents and restricted cash at end of period	$1,991	$1,148

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

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders were to receive 16,250,000 shares of the Company’s common stock, which was based on the aggregate merger consideration of $81.25 million at the $5.00 per share opening price on the first day of listing of the Company’s common stock. In total, 16,249,963 shares of Company common stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. As discussed in Note 12, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.6 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2024. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $2.0 million as of March 31, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of March 31, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of March 31, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 8, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 8, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2024.

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at March 31, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of March 31, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”) and $25.0 million through the share purchase agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”) in July 2023. As of March 31, 2024 the Company has not made any payments under this payment plan.

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

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement and GEM Purchase). On August 2, 2023, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on September 28 2023, registering up to 25 million shares of the Company’s common stock, which represents 1,000,000 shares of the Company’s common stock issued to GEM under the GEM Purchase Agreement, 1,300,000 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 4,000,000 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 18,700,000 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. On November 9, 2023, the Company filed a Form S-1 registration statement with the SEC registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be sold to GEM for $50 million under the Share Purchase Agreement. As of March 31, 2024, the contractual terms allow the Company to make further advances of up to $90.0 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $296.0 million, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company, with shares obtained in the satisfaction of draws under the Share Purchase Agreement. As of March 31, 2024, GEM held 7.6% of the then fully-diluted shares of the Company. At March 31, 2024, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 2.3 million shares per draw.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes, as included in the Company’s Form 10-K filed on March 29, 2024. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Except for the policies discussed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2023.

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

Accounts Receivable, net

Accounts receivable primarily consist of amounts due from the U.S. DOT in relation to certain air routes served by the Company under the EAS program, amounts due from airline and non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of March 31, 2024, and December 31, 2023. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

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

Accordingly, the accounts receivable remain on the Company’s balance sheet until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Condensed Consolidated Statements of Operations (see Note 19, Subsequent Events).

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and financial statement disclosures.

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

The Company allocated the purchase price to $27.1 million of identified intangible assets and $5.1 million of net liabilities, with the excess purchase price of $60.0 million recorded as goodwill.

During the fourth quarter of 2023, the Company recorded an impairment of the goodwill initially recorded due to the identification of impairment indicators, such as additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays have continued into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. The resulting goodwill impairment charge of $60.0 million was the result of comparing the fair value of the Southern reporting unit to its carrying value.

Note 4. Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,638	$2,306
Prepaid software	2,518	2,647
Prepaid marketing	2,513	2,406
Engine reserves	1,583	1,150
Vendor operator prepayments	601	634
Prepaid fuel	282	301
Other	1,590	1,607
Total prepaid expenses and other current assets	$10,725	$11,051

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Aircraft, equipment and rotable spares	$40,815	$39,196
Equipment purchase deposits	5,000	5,000
Leasehold improvements	2,541	2,479
Office, vehicles and ground equipment	1,198	1,179
Internal-use software	535	508
Property and equipment, gross	50,089	48,362
Accumulated depreciation	(3,383)	(2,371)
Property and equipment, net	$46,706	$45,991

The Company recorded depreciation expense of $1.0 million and $108 thousand for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three months ended March 31, 2024 and the three months ended March 31, 2023, any gain or loss on disposal of property and equipment was not material.

Note 6. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	242	242
Intangible assets, gross	37,474	37,474
Accumulated amortization	(11,697)	(10,811)
Intangible assets, net	$25,777	$26,663

The Company recorded amortization expense of $886 thousand and $149 thousand for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of March 31, 2024 is as follows (in thousands):

Amount
Remainder of 2024	$2,659
2025	3,051
2026	2,915
2027	2,764
2028	2,577
Thereafter	11,811
Total	$25,777

Note 7. Accrued Expenses and Other Current Liabilities

As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$38,950	$26,751
Accrued professional services	10,752	11,473
Excise and property taxes payable	7,756	7,672
Collateralized borrowings	3,115	2,977
Software payable	3,125	2,000
Aircraft contract termination payable	958	1,454
Accrued Monarch legal settlement	1,314	1,314
Insurance premium liability	493	1,131
Accrued major maintenance	1,072	980
Interest and commitment fee payable	230	190
Statutory penalties	772	520
Other accrued liabilities	3,696	3,120
Total accrued expenses and other current liabilities	$72,233	$59,582

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow up to 90% of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, a subsidiary of Southern, and automatically renews annually on its original terms (see Note 19, Subsequent Events). The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended March 31, 2024, the Company borrowed a total of $10.7 million under this financing facility, of which $7.3 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended March 31, 2024 amounted to $132 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2024, and December 31, 2023, the outstanding amount due under this facility amounted to $3.1 million and $3.0 million, respectively. As of March 31, 2024, and December 31, 2023, the Company was in compliance with all covenants.

Note 8. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$188	$257
Note payable to bank, fixed interest rate of 4.65%, due November 2025	13	15
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	169	184
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	16,125	16,476
Notes payable to Skywest, fixed interest rates of 4% and 9%, due April 2028 and November 2024, respectively	5,422	5,656
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	3,148	3,206
Long-term debt, gross	25,065	25,794
Current maturities of long-term debt	(5,080)	(5,177)
Long-term debt, net of current maturities	$19,985	$20,617

Future maturities of total debt as of March 31, 2024 are as follows (in thousands):

Amount
Remainder of 2024	$4,446
2025	2,612
2026	2,819
2027	12,828
2028	685
Thereafter	1,675
Total	$25,065

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of March 31, 2024, the Company was in compliance with all covenants in the loan agreements.

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

On July 27, 2023, the Company received $8.0 million in funding, following satisfaction of all conditions precedent outlined under the Convertible Note Purchase Agreement. Based on the $5.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 1,333,333 shares of the Company’s common stock.

Fair value of convertible notes (in thousands):

	Fair Value at
	March 31, 2024	December 31, 2023
Convertible Note Purchase Agreement	7,852	7,715
Total	$7,852	$7,715

The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. These covenants are in the form of minimum liquidity requirements the Company must maintain. The Company has received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through the maturity date of December 31, 2024. As of March 31, 2024, the Company was in compliance with all other covenants under the Convertible Note Purchase Agreement.

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of March 31, 2024 and December 31, 2023, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2023 and March 31. 2024. Subsequent changes in the fair value of the SAFE-T notes are recorded in earnings as part of changes in fair value of financial instruments carried at fair value, net within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	March 31, 2024	December 31, 2023
SAFE-T	14	25
Total	$14	$25
Less: SAFE notes at fair value, current	(14)	(25)
SAFE notes at fair value, long term	$—	$—

Note 9. Share Purchase Agreement and GEM Purchase

Share Purchase Agreement

During 2020, the Company entered into the SPA with GEM and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a special purpose acquisition company (“SPAC”), IPO, or direct listing. Pursuant to the SPA, GEM is required to purchase shares of the Company’s common stock at a discount to the volume weighted average trading price up to a maximum aggregate purchase price of $200.0 million, and in return the Company agreed to pay a total commitment fee of $4.0 million (the “Commitment Fee”) payable in installments at the time of each purchase of shares of the Company’s common stock or no later than one year from the anniversary of a public listing transaction and issued a forward contract for GEM to purchase 0.75% of the Company’s fully-diluted shares of common stock outstanding upon completion of a public listing transaction at an exercise price of $0.01 per share.

On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million (the “Aggregate Limit”) and increase the Commitment Fee to GEM to 4,000,000 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company, will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 4,000,000 shares of its common stock to GEM in full satisfaction of the commitment fee. The Company has deposited 18,000,000 shares of common stock into an escrow account as of March 31, 2024, as required under the SPA, which is intended to be at least two times the number of shares contemplated to settle the advance upon the close of the pricing period for the advance. The number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a fifteen day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional purchases under the SPA.

On June 15, 2023, July 21, 2023, and July 24, 2023, the SPA was further amended to modify the number of shares of the Company’s common stock to be issued to GEM at the time of a public listing transaction of the Company from an amount equal to 0.75% of the Company’s fully-diluted shares of common stock outstanding to a fixed 1,300,000 shares of the Company’s common stock. The amendments to the SPA also modified certain registration requirements whereby the Company was obligated to file a re-sale registration statement within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company issued 1,300,000 shares of the Company’s common stock to GEM in full satisfaction of this provision. Pursuant to GEM’s associated registration rights, the Company filed a re-sale registration statement, covering the 1,300,000 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the fair value of the GEM commitment was $14.1 million and $11.3 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, the Company and GEM entered into the SPA whereby GEM would purchase 1,000,000 shares of the Company’s common stock for cash consideration of $25.0 million upon the successful public listing of the Company’s shares. Under the terms of the agreement, the Company is obligated to file a re-sale registration statement, covering the 1,000,000 shares issued, within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the purchase agreement, in exchange for the issuance of 1,000,000 shares of the Company’s common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,000,000 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

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

As consideration for GEM’s purchase of the Mandatory Convertible Security, GEM will deliver to the Company 6,300,000 Common Shares previously purchased by GEM less any Common Shares sold by GEM between March 1, 2024 and the Closing Date. In addition, the Company’s ability to take both regular drawdowns of up to $300 million and advance drawdowns of up to $100 million pursuant to the Company’s Share Purchase Agreement with GEM and GEM Yield Bahamas Limited, provides the Company with the option from time to time to direct GEM to purchase a specified number of Common Shares for an aggregate purchase price of up to $400 million, will be restored to full capacity, subject to any drawdowns prior to the Closing Date.

The issuance and sale of the Mandatory Convertible Security will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company has agreed to file a registration statement with the Securities and Exchange Commission for the resale by GEM of at least 8,000,000 Common Shares less any Common Shares sold by GEM before the Closing Date.

Note 10. Fair Value Measurements

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,852	$7,852
SAFE notes at fair value	—	—	14	14
GEM derivative liability	—	—	14,111	14,111
Total financial liabilities	$—	$—	$21,977	$21,977

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,715	$7,715
SAFE notes at fair value	—	—	25	25
GEM derivative liability	—	—	11,333	11,333
Total financial liabilities	$—	$—	$19,073	$19,073

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	GEM Derivative Liability
Balance at December 31, 2023	$7,715	$25	$11,333
Advances received on share purchase agreement	—	—	2,500
Borrowings on convertible notes	34	—	—
Change in fair value	103	(11)	278
Balance at March 31, 2024	$7,852	$14	$14,111

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$25,065	$25,178	$25,794	$26,036
Term notes payable to related parties	$28,605	$28,517	$18,610	$18,541

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 11. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

There were no convertible preferred share warrants issued in the three months ended March 31, 2024. The convertible preferred share warrants issued and outstanding as of March 31, 2023 were 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 120,935 warrants for the purchase of the Company’s common stock at a ratio of 22.4 Surf Air preferred warrants to 1 warrant for the purchase of the Company’s common stock. The exercise price for all warrants is $38.23 per share.

Warrants to purchase shares of convertible preferred stock were classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of March 31, 2023, and were subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value through the date of the Internal Reorganization. As all converted warrants are for the purchase of common stock, and not preferred interests, the liability as of the date of the Internal Reorganization was reclassified to additional paid in capital.

Note 12. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of March 31, 2024 and December 31, 2023, the Company capitalized $2.6 million and $2.5 million, respectively, related to the software that Palantir has provided to the Company. During the three months ended March 31, 2024, the Company settled $4.0 million in outstanding payables to Palantir through the issuance of 4,052,073 shares of the Company's common stock.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023 and remaining payments under the initial license fee of $12.5 million coming due in 2024. The $12.5 million of deposits made as of March 31, 2024 were recorded to technology and development expenses within the Company’s consolidated statements of operations during the fourth quarter of 2023.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 38 specifically configured Cessna Caravans having an aggregate purchase price in excess of $125.4 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the fourth quarter of 2023 the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the engineering and services agreement. As of March 31, 2024, the Company has made deposits of $5 million under this agreement.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of March 31, 2024.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of March 31, 2024 the Company is not aware of any pending claims or liabilities.

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

The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of March 31, 2024 and December 31, 2023.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of March 31, 2024.

FAA Matters

On February 23, 2024, the FAA notified the Company that it was seeking a proposed civil penalty of $0.3 million against the Company for alleged non-compliance with respect to certain regulatory requirements relating to flight officer certifications and required competence checks for flights flown during the fourth quarter of 2022. The Company is currently assessing its statutory rights to appeal the imposed penalty. As of March 31, 2024, the Company has recorded $0.3 million as an accrued expense on the condensed consolidated balance sheet.

On October 17, 2023, the Company received a letter of intent from the FAA regarding an investigation into the Company’s Hawaii operations, whereby the Company is alleged to have operated flights beyond their required maintenance intervals during the fourth quarter of 2023. Each violation is subject to a civil penalty not to exceed $14,950 per flight. During the three months ended March 31, 2024, the Company recorded an additional $0.3 million as a component of cost of revenue. As of March 31, 2024, the Company has recorded $0.5 million as an accrued expense on the condensed consolidated balance sheet.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $7.6 million as of both March 31, 2024 and December 31, 2023.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $2.0 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.

Note 13. Disaggregated Revenue

The disaggregated revenue for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Scheduled	$22,979	$831
On-Demand	7,645	4,676
Total revenue	$30,624	$5,507

The long-term performance obligations for contractually committed revenues, all of which is related to charter revenue, is recorded in Other long-term liabilities as of March 31, 2024, and December 31, 2023 in the amount of $3.1 million and $2.2 million, respectively.

	Three Months Ended March 31,
	2024	2023
Deferred revenue, beginning of period	$21,726	$9,568
Revenue deferred	17,240	5,891
Revenue recognized	(17,736)	(5,507)
Deferred revenue, end of period	$21,230	$9,952

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

Note 14. Stock-Based Compensation

Management Incentive Bonus Plan

In conjunction with the Southern Acquisition, the Company adopted the Southern Management Incentive Bonus Plan (the “Incentive Bonus Plan”). The Incentive Bonus Plan provides select employees, consultants and service providers of the Company who were direct or indirect shareholders of Southern an incentive to contribute fully to the Company’s business achievement goals and success. The Incentive Bonus Plan provides for two tranches of bonus pools to be allocated, based on participation units, which vest, contingent upon each employee’s continued employment by the Company and the achievement of certain revenue targets. Payments of awards which might become due under the Incentive Bonus Plan, may be made in cash or common stock, at the Company’s option. Any shares of common stock issued in payment of amounts due under the Incentive Bonus Plan will be charged against the share limit of the 2023 Plan. In addition, any shares which might be issued under the Incentive Bonus Plan are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders. Due to current expectations of revenue targets being achieved, the Company has recorded $10.0 million of stock based compensation expense related to the Incentive Bonus Plan during the three months ended March 31, 2024. As of March 31, 2024, a total of $26.7 million has been accrued under the Incentive Bonus Plan. Such amounts are included as a portion of Accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet.

Stock Options

Prior to the Company’s direct listing, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2016 Plan, and subsequent to its direct listing, may grant similar awards under the 2023 Plan.

A summary of share option activity for the three months ended March 31, 2024 is set forth below:

	Number of Share Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	1,606,159	8.00	$687	$4.12
Granted	1,800,000	10.00	—	1.32
Exercised	—	—	—	—
Canceled	(1,623)	—	—	3.37
Outstanding at March 31, 2024	3,404,536	9.00	201	2.64
Exercisable at March 31, 2024	1,265,059	8.00	166	4.02

As of March 31, 2024, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $3.7 million with a weighted-average remaining vesting period of approximately 1.24 years.

The assumptions used to estimate the fair value of share options granted during the three months ended March 31, 2024 and 2023 and were as follows:

For the Three Months Ended March 31,
2024
Risk-free interest rate	3.97-4.11%
Expected term (in years)	3.5 - 4.5
Dividend yield	—
Expected volatility	58.57% - 59.07%

Restricted Stock Units

During the three months ended March 31, 2024, the Company issued 416,000 RSUs under the 2023 Plan to employees and non-employee consultants, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of grant date vesting to 2 years.

A summary of RSU activity for the three months ended March 31, 2024 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2023	773,063	$2.94
Granted	416,000	1.32
Vested/shares issued	(311,052)	1.26
Forfeited, cancelled, or expired	—	—
Unvested RSUs at March 31, 2024	878,011	$2.76

Restricted Share Purchase Agreement

A summary of RSPA activity for the three months ended March 31, 2024 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2023	422,641	$4.15
Granted	—	—
Vested	(42,404)	4.15
Forfeited	—	—
Unvested RSPAs at March 31, 2024	380,237	4.15

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

As of March 31, 2024, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $1.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

Performance-Based Restricted Stock Units

A summary of PRSU activity for the three months ended March 31, 2024 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2023	3,000,000	$2.11
Granted	—	—
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at March 31, 2024	3,000,000	$2.11

The following table represents the various price targets included in the PRSU awards and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$5.00	50,000
10.00	2,875,000
15.00	75,000

A summary of stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	For The Three Months Ended March 31,
	2024	2023
Stock Options	$955	$962
RSUs	742	—
RSPAs	178	183
PRSUs	768	—
Management Incentive Bonus Plan	10,000	—
Total Stock Based Compensation	$12,643	$1,145

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2024 and 2023, was a benefit of $46 thousand and $0, respectively, on pre-tax losses of $37.0 million and $20.6 million, respectively. This resulted in an effective tax rate of 0.1% and 0.0%, for the respective periods. The Company’s effective tax rate for both periods was lower than the federal statutory rate of 21% primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of March 31, 2024. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 16. Related Party Balances and Transactions

Convertible Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the 2017 Note was converted per the conditional conversion agreement dated June 27, 2023. The outstanding principal and interest converted into 28,332,454 convertible preferred shares, which were simultaneously cancelled and converted into 1,264,834 shares of the Company's common stock. (see Note 8, Financing Arrangements).

SAFE Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the SAFE notes issued to LamVen and Park Lane, entities affiliated with a co-founder of the Company, with aggregate principal amount of $15.0 million were converted per the conditional conversion agreement dated June 27, 2023 into 103,385,325 convertible preferred shares, which were simultaneously cancelled and converted into 4,615,384 shares of the Company's common stock. (see Note 8, Financing Arrangements).

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million. On July 21, 2023, in connection with the Internal Reorganization, the SAFE was converted per the conditional conversion agreement dated June 27, 2023 into 47,770,712 convertible preferred shares, which were simultaneously cancelled and converted into 2,132,608 shares of the Company's common stock. (see Note 8, Financing Arrangements).

Term Notes

The Company entered into term note agreements with LamVen a related party, and recorded the notes in Due to related parties at carrying value on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the term notes outstanding are as follows (in thousands):

	March 31, 2024	December 31, 2023
Term notes with LamVen, a related party	$28,605	$18,610
Total	$28,605	$18,610

The LamVen notes with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum, remained outstanding as of March 31, 2023. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024 (see Note 19, Subsequent Events).

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. (see Note 19, Subsequent Events).

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. The Company received $18.4 million as of March 31, 2024. Subsequent to March 31, 2024, the Company received an additional $3.1 million under this note agreement, for an aggregate total of $21.6 million cash received under the note since inception. On April 28, 2024, the note was further amended to extend the maturity date to May 15, 2024 and the principal amount increased to $25.0 million, effective as of April 15, 2024. (see Note 19, Subsequent Events).

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 8, Financing Arrangements).

On June 15, 2023, the term notes with LamJam, an entity affiliated with a co-founder of the Company, in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares.

The outstanding notes at carrying values and accrued interests are recorded within Due to related parties on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

Other Transactions

As of March 31, 2024, the Company continues to lease four aircraft from Park Lane, a related party, for a monthly lease payment of $25 thousand per aircraft. The Company recorded $300 thousand in lease expense during the three months ended March 31, 2024. On February 1, 2024, the lease term for the four aircraft was extended to a 12- month term starting February 1, 2023 and expiring January 31, 2025. All other terms of the agreements remain the same.

JA Flight Services and BAJ Flight Services

As of March 31, 2024, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $373 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three months ended March 31, 2024. Accounts payable of $394 thousand owed to JAFS and BAJFS as of March 31, 2024, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of March 31, 2024, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $386 thousand in combined lease and engine reserve expense attributable to Schuman for the three months ended March 31, 2024. As of March 31, 2024, the Company owed approximately $239 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Note 17. Supplemental Cash Flows

Supplemental Cash Flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$349	$—
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under software license agreement	$4,000	$—
Capitalized interest on convertible notes	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,160	$—
Right-of-use obtained in exchange for new finance lease liabilities	$95	$—
Overhaul accrual in accrued expenses and other current liabilities	$98	$—
Purchases of property and equipment included in accounts payable	$880	$—

Note 18. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares. As outlined in “Internal Reorganization” in Note 1, Description of Business, the effects of conversions at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock, have been applied to outstanding common shares and rights to receive common shares for all periods presented in calculating earnings per share and for presentation within the Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit.

The following table sets forth the computation of net loss per common share (in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(36,965)	$(20,573)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	77,309,329	14,100,926
Net loss per share applicable to common shareholders, basic and diluted	$(0.48)	$(1.46)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Excluded securities:
Options to purchase common shares	3,404,536	1,726,783
Restricted stock units	3,878,011	220,424
Unvested RSPAs	380,237	3,099,188
Convertible notes (as converted to common shares)	1,333,333	1,530,624
Preferred stock (as converted to common shares)	—	13,420,589
Total common shares equivalents	8,996,117	19,997,608

Note 19. Subsequent Events

Collateralized Borrowings

During April 2024, the Company received notice from the counterparty to its accounts receivable financing arrangement that such arrangement would be terminated as of May 20, 2024. Additionally, the borrowing capacity under the arrangement was reduced to 80% of eligible accounts receivable. The Company has been provided with the option to extend the arrangement beyond May 20, 2024 through the payment of a $100,000 non-refundable, fully earned, and irrevocable extension fee. In the event the Company elects to extend the arrangement, the borrowing capacity under the arrangement will be reduced by an additional 10% on the 20th of each subsequent month. The Company is currently seeking a replacement accounts receivable financing arrangement.

Term Notes Maturity Extension

On April 28, 2024, the term notes originally dated November 30, 2022, January 18, 2023, May 22, 2023, and June 15, 2023 were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. Additionally, the principal amount of the June 15, 2023 term note agreement was increased to $25.0 million.

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

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024.

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

The results of operations of Southern are included in the Company’s condensed consolidated financial statements from the date of acquisition, July 27, 2023, through March 31, 2024. For historical financial information of Southern, prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Company’s Registration Statement on Form S-1 filed with the SEC on November 9, 2023 (the “Registration Statement”), as well as the Form 8-K/A filed August 29, 2023.

Operating Environment

The Company is developing fully-electric and hybrid-electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. Additionally, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of enabling the regional air-mobility market to operate at scale and to enhance the user’s ability to make informed decisions based on multiple first and third party data sources as well as connected aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for the Company. The Company has seen some recovery in on-demand flights through the first quarter of 2024, however the Company’s business has been and will continue to be affected by many changing economic and other conditions beyond the Company’s control, including global events that affect travel behavior. The spread of COVID-19 also disrupted the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales in markets around the world. The Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2023 and the first quarter of 2024 and believes perceived recessionary risks may impact results for the remainder of 2024. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during the first quarter of 2024 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses.

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

	Three Months Ended March 31,		Change
	2024	2023	Increase/ Decrease	%
Scheduled Flight Hours(1)	16,817	722	16,095	NM
On-Demand Flights(2)	906	422	484	115%
Scheduled Passengers(3)	87,723	1,631	86,092	NM
Headcount(4)	815	84	731	870%
Scheduled Departures(5)	16,529	554	15,975	NM

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	$30,624	$5,507	$25,117	456%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	28,489	6,650	21,839	328%
Technology and development	7,009	812	6,197	763%
Sales and marketing	3,009	1,394	1,615	116%
General and administrative	24,609	8,441	16,168	192%
Depreciation and amortization	1,978	258	1,720	667%
Total operating expenses	65,094	17,555	47,539	271%
Operating loss	(34,470)	(12,048)	(22,422)	(186)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(515)	(8,096)	7,581	(94)%
Interest expense	(1,671)	(171)	(1,500)	(877)%
Other expense	(355)	(258)	(97)	(38)%
Total other income (expense), net	(2,541)	(8,525)	5,984	(70)%
Loss before income taxes	(37,011)	(20,573)	(16,438)	(80)%
Income tax expense (benefit)	46	—	46	—%
Net loss	$(36,965)	$(20,573)	$(16,392)	(80)%

Revenue

Revenue increased by $25.1 million, 456%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Scheduled	$22,979	$831	$22,148	N/M
On-Demand	7,645	4,676	2,969	63%
Total revenue	$30,624	$5,507	$25,117	456%

NM - Percentage change is not meaningful

Scheduled revenue increased $22.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The scheduled service, absent the impacts of the acquisition of Southern, remained flat period over period.

Of the increase in scheduled revenue, $22.0 million was related to the Southern Acquisition, primarily related to EAS revenue of $11.9 million, passenger revenue of $9.3 million, and other revenue of $0.8 million in the first quarter of 2024 after the acquisition of Southern.

On-demand revenue increased by $3.0 million, or 63%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The Company conducted 906 on-demand flights during the three months ended March 31, 2024, and absent the impact of the acquisition of Southern, the Company conducted 630 on-demand charter flights during the first quarter of 2024 compared to 422 on-demand charter flights during the first quarter of 2023. The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product and service strategy growth. Price per trip increased during the first quarter of 2024 compared to the first quarter of 2023, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2024. These variables accounted for roughly $2.1 million, or 69% of the total on-demand revenue increase period over period.

With the Southern Acquisition, on-demand revenue increased $0.9 million, or 31%, during the three months ended March 31, 2024, primarily from Hawaii based operations focusing on providing route services for construction crews, school events, and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $21.8 million, or 328%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Of the total 906 on-demand charter flights, and absent the impact of the acquisition of Southern, the Company serviced 630 on-demand charter flights in the three months ended March 31, 2024, an increase from 422 for the three months ended March 31, 2023, resulting in a $2.0 million increase, or 9%, in cost of revenue associated with the Company’s on-demand charter flights. Of the total 16,187 scheduled flight hours, and absent the impact of the acquisition of Southern, the Company flew 660 flight hours in the three months ended March 31, 2024, a decrease from 722 for the three months ended March 31, 2023, resulting in a $0.2 million decrease, or -1% of the total.

With the Southern Acquisition, cost of revenue increased by $19.8 million, or 92%, during the three months ended March 31, 2024 primarily due to aircraft expenses of $11.2 million, pilot expenses of $4.7 million, customer care expenses of $2.6 million, station expenses of $0.8 million, reservation system cost of $0.4 million, and passenger re-accommodation expenses of $0.1 million.

Technology and Development

Technology and development expenses increased by $6.2 million, or 763%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was driven primarily by the amortization of the Textron data license of $3.1 million, the amortization of software expenses related to work with Palantir for $2.0 million, and increases in software platform and electrification development expenses for $0.7 million and $0.5 million, respectively.

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 116%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in brand awareness and strategic digital marketing expenses of $0.6 million. Additionally, there was a $0.7 million increase due to management compensation and management incentive plans.

With the Southern Acquisition, sales and marketing expenses increased by $0.3 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $16.2 million, or 192%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in general and administrative expense is driven primarily by the recognition of an additional $11.3 million in stock-based compensation expense, an increase in management incentive plans of $1.8 million, and $0.4 million increase in professional advisory fees. These increases were offset by a decrease in audit and tax related professional fees of $1.8 million.

With the Southern Acquisition, general and administrative expenses increased by $4.2 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

With the Southern Acquisition, depreciation and amortization expenses increased by $1.7 million, or 667%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was primarily due to depreciation of engines and aircraft acquired from Southern, as well as amortization of intangibles acquired in the Southern Acquisition.

Other Income/(Expense)

Other expense, net decreased by $6.0 million, or -70%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. There are two primary drivers for the increase in net income/(expense).

In the first quarter of 2023 there was a decrease of $8.1 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes. In the first quarter of 2024 there was a decrease of $0.5 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes which resulted in a $7.6 million decrease in expense period over period.

There was an increase in interest expense of $0.6 million period over period, due to additional related party term loans.

With the Southern Acquisition, other expenses increased by $0.8 million primarily attributable to interest expense associated with the debt instruments acquired from Southern.

Net Loss

The increase in net loss of $16.4 million from the existing business for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, was primarily attributable to an increase in general and administrative expenses of $11.8 million, an increase in technology and development of $6.2 million, an increase in sales and marketing of $1.3 million, and an increase in cost of revenue of $2.0 million. These increases in expenses were offset by a decrease in other expenses of $6.8 million (including changes in fair market value of financial instruments, interest expense, and other expense), and an increase in revenue of $2.2 million.

With the Southern Acquisition net loss increased by $3.8 million primarily attributable to cost of revenue of $20.1 million, general and administrative expenses of $4.2 million, depreciation and amortization of $1.7 million, interest expense of $0.8 million, and marketing expenses of $0.3 million. These increases in expenses were offset by an increase of $23.2 million in revenue.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(12,810)	$(9,021)	$(3,789)	(42)%
Investing activities	(743)	(132)	(611)	(463)%
Financing activities	13,113	9,389	3,724	40%
Net change in cash and cash equivalents	$(440)	$236	$(676)	(286)%

Cash Flow from Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $12.8 million, driven by a net loss of $36.9 million. These operating outflows were partially offset by non-cash stock-based compensation expenses of $12.6 million, increases in accounts payable and accrued expenses of $8.3 million, and increases in depreciation and amortization expense of $2.0 million.

For the three months ended March 31, 2023, net cash used in operating activities was $9.0 million, primarily driven by a net loss of $20.6 million. This was partially offset by $1.1 million in non-cash stock-based compensation expenses, $8.1 million in changes in fair value of financial instruments, and increases in accounts payable of $2.3 million.

Net cash used in operating activities increased period over period by $3.8 million, driven by a $16.4 million increase in net loss. These were partially offset by an increase of $11.5 million in non-cash stock-based compensation expenses and increases of $1.5 million in accounts payable and other liabilities.

Cash Flow from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $0.7 million, an increase of $0.6 million compared to the three months ended March 31, 2023, driven by an increase of $0.5 million of property and equipment costs.

Cash Flow from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $13.1 million from proceeds from borrowings due to related parties of $10.0 million, and proceeds from the GEM stock purchase agreement of $3.8 million, offset by $0.8 million due to payments on long-term debt.

For the three months ended March 31, 2023, net cash provided by financing activities was $9.4 million, primarily from proceeds from borrowings due to related parties of $9.2 million.

Net cash provided by financing activities increased period over period by $3.7 million, primarily driven by proceeds from the GEM stock purchase agreement of $3.8 million.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.6 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2024. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $2.0 million as of March 31, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of March 31, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of March 31, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2024. (See Note 8, Financing Arrangements within Item 1. Financial Statements in this Quarterly Report on Form 10-Q).

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at March 31, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of March 31, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”) and $25.0 million through the share purchase agreement with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”) in July 2023. As of March 31, 2024 the Company has not made any payments under this payment plan.

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

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement and GEM Purchase). On August 2, 2023, the Company filed a Form S-1 registration statement with the SEC, which was declared effective by the SEC on September 28 2023, registering up to 25 million shares of the Company’s common stock, which represents 1,000,000 shares of the Company’s common stock issued to GEM in the GEM purchase, 1,300,000 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 4,000,000 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 18,700,000 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. On November 9, 2023, the Company filed a Form S-1 registration statement with the SEC registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimates could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimates could be sold to GEM for $50 million under the Share Purchase Agreement. As of March 31, 2024, the contractual terms allow the Company to make further advances of up to $90.0 million under the Share Purchase Agreement with GEM. Additionally, the Company has the ability to draw an additional $296.0 million, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company, with shares obtained in the satisfaction of draws under the SPA. As of March 31, 2024, GEM held 7.6% of the then fully-diluted shares of the Company. At March 31, 2024, the daily volume limitations under the SPA restricted our ability to take additional draws under the Share Purchase Agreement to approximately 2.3 million shares per draw.

The Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company’s capital expenditures during the three months ended March 31, 2024 were limited to payments made for aircraft parts, engines, immaterial purchases and internally developed software. Upon the Company’s ability to utilize the SPA or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. The Company has placed an order with TAI for 90 Cessna Grand Caravan aircraft with an option for an additional 38 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of March 31, 2024, the Company has made deposits of $5.0 million for aircraft that are scheduled to be delivered starting in Q3 2024. The Company intends to finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within the Company’s Form 10-K filed on March 29, 2024. The Company has engaged AeroTEC to develop hybrid-electric and fully electric STCs for the Cessna Grand Caravan in partnership with TAI. A portion of these costs are expected to be funded through the SPA.

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

The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to the Notes, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for additional information relating to our long-term debt, operating and finance leases, related party term notes, and commitments.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgments made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates and aircraft fuel. Refer to the information included in the section entitled “Risk Factors” in the

Company’s Registration Statement as well as the section entitled in “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024, due to presence of the material weaknesses in internal control over financial reporting described below.

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

As of March 31, 2024, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in audit adjustments to substantially all of our accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, and as of June 30, 2022 and 2021 and for the six-month periods then ended. Subsequently, these material weaknesses also resulted in audit adjustments to revenue, deferred revenue, accrued expenses, additional paid-in capital and stock-based compensation expense to the consolidated financial statements as of December 31, 2022 and 2023 and for the years then ended. These material weaknesses also resulted in misstatements to prepaid expenses and other current assets and sales and marketing to the consolidated financial statements as of and for the quarter ended September 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Southern’s operations, control processes and information systems into our systems and control environment.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Other than as set out in Item 1 “Financial Statements - Note 12 - Commitments and Contingencies - Legal Contingencies,” we are not currently party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2024, we issued an aggregate of 45,283 shares of Common Stock to one accredited investor for in-kind services worth $50,000.

In February 2024, we issued an aggregate of 1,851,852 shares of Common Stock to one accredited investor for in-kind services worth $2,000,000.

In March 2024, we issued an aggregate of 1,755,156 shares of Common Stock to one accredited investor for in-kind services worth $2,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

3.2	Amended and Restated Bylaws of Surf Air Mobility Inc.. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

10.1

Security Purchase Agreement, dated March 1, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on March 6, 2024.

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

32.1*§	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* File herewith.

§ This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surf Air Mobility Inc. (Registrant)

Date: May 15, 2024	/s/ Stan Little
Stan Little Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)