Form 10-Q
period 2024-06-30
SURF AIR MOBILITY INC.
filed 2024-08-14
CIK 1936224

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, 89,785,706 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services and the dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

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
•
the dependence on third-party partners and suppliers for the components and collaboration in the Company’s development of fully-electric and hybrid-electric powertrains, software technology platforms, and other products and services, and any interruptions, disagreements or delays with those partners and suppliers;
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
•
the outcome of any legal proceedings that might be instituted against the Company; and
•
risks associated with the Company’s ability to comply with applicable laws, government regulations and rules and standards of the New York Stock Exchange as well as changes in applicable laws or regulations, and the impact of the regulatory environment.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash	$1,460	$1,720
Accounts receivable, net	4,487	4,965
Prepaid expenses and other current assets	9,928	11,051
Total current assets	15,875	17,736
Restricted cash	614	711
Property and equipment, net	47,041	45,991
Intangible assets, net	24,890	26,663
Operating lease right-of-use assets	10,523	12,818
Finance lease right-of-use assets	1,273	1,343
Other assets	5,331	5,727
Total assets	$105,547	$110,989
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$25,983	$18,854
Accrued expenses and other current liabilities	78,897	59,582
Deferred revenue	17,072	19,011
Current maturities of long-term debt	4,922	5,177
Operating lease liabilities, current	4,322	4,104
Finance lease liabilities, current	256	215
SAFE notes at fair value, current	6	25
Convertible notes at fair value, current	8,014	7,715
Due to related parties, current	47,371	25,431
Total current liabilities	186,843	140,114
Long-term debt, net of current maturities	18,346	20,617
Operating lease liabilities, long term	3,894	5,507
Finance lease liabilities, long term	1,078	1,137
Due to related parties, long term	987	1,673
Other long-term liabilities	22,489	19,426
Total liabilities	$233,637	$188,474
Commitments and contingencies (Note 12)
Shareholders’ deficit:
Common shares, $0.0001 par value; 800,000,000 shares authorized as of both June 30, 2024 and December 31, 2023; 87,029,425 shares issued and outstanding as of June 30, 2024 and 76,150,437 shares issued and outstanding as of December 31, 2023	$8	$8
Additional paid-in capital	538,385	525,042
Accumulated deficit	(666,483)	(602,535)
Total shareholders’ deficit	$(128,090)	$(77,485)
Total liabilities and shareholders’ deficit	$105,547	$110,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2024 and 2023

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$32,366	$6,195	$62,990	$11,702
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,729	7,049	56,218	13,699
Technology and development	5,658	816	12,667	1,629
Sales and marketing	2,578	1,927	5,587	3,321
General and administrative	19,596	9,296	44,205	17,736
Depreciation and amortization	2,062	261	4,040	519
Total operating expenses	57,623	19,349	122,717	36,904
Operating loss	$(25,257)	$(13,154)	$(59,727)	$(25,202)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(154)	$(30,404)	$(669)	$(38,500)
Interest expense	(1,911)	(525)	(3,582)	(697)
Loss on extinguishment of debt	—	(389)	—	(389)
Other income (expense)	304	(48)	(51)	(305)
Total other income (expense), net	$(1,761)	$(31,366)	$(4,302)	$(39,891)
Loss before income taxes	(27,018)	(44,520)	(64,029)	(65,093)
Income tax benefit	35	—	81	—
Net loss	$(26,983)	$(44,520)	$(63,948)	$(65,093)
Net loss per share applicable to common shareholders, basic and diluted	$(0.33)	$(3.14)	$(0.80)	$(4.60)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	81,890,955	14,168,091	79,599,848	14,138,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit

Three and Six Months Ended June 30, 2024 and 2023

(in thousands, except share data)

(Unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at March 31, 2024	—	$—	—	$—	81,917,187	$8	$533,191	$(639,500)	$(106,301)

Issuance of common stock related to restricted shares	—	—	—	—	115,836	—	—	—	—
Issuance of common stock related to stock option exercises	—	—	—	—	1,946	—	1	—	1
Issuance of common stock under software license agreement	—	—	—	—	4,856,727	—	2,000	—	2,000
Issuance of common stock under marketing agreement	—	—	—	—	137,729	—	137	—	137
Issuance of common shares under Share Purchase Agreement	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,056	—	3,056
Net loss	—	—	—	—	—	—	—	(26,983)	(26,983)
Balance at June 30, 2024	—	$—	—	$—	87,029,425	$8	$538,385	$(666,483)	$(128,090)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at March 31, 2023	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$127,479	$(372,412)	$(241,518)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	905,081	—	—	—	—
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	25,307	—	31	—	31
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Share-based compensation expense	—	—	—	—	—	—	799	—	799
Net loss	—	—	—	—	—	—	—	(44,520)	(44,520)
Balance at June 30, 2023	234,856,003	$133,667	83,819,163	$8,889	13,417,826	$1	$128,707	$(416,932)	$(279,335)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' (Deficit)/Equity
Balance at December 31, 2023	—	$—	—	$—	76,150,437	$8	$525,042	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares					426,888	—	—	—	—
Issuance of common stock related to stock option exercises	—	—	—	—	1,946	—	1	—	1
Issuance of common stock under software license agreement	—	—	—	—	8,908,800	—	6,000	—	6,000
Issuance of common stock under marketing agreement					183,012	—	187	—	187
Issuance of common shares under Share Purchase Agreement	—	—	—	—	1,358,342	—	1,456	—	1,456
Stock-based compensation expense	—	—	—	—	—	—	5,699	—	5,699
Net loss	—	—	—	—	—	—	—	(63,948)	(63,948)
Balance at June 30, 2024	—	$—	—	$—	87,029,425	$8	$538,385	$(666,483)	$(128,090)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2022	229,144,283	$130,667	71,478,742	$3,414	12,487,438	$1	$126,335	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	905,081	—	—	—	—
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	25,307	—	31	—	31
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Share-based compensation expense	—	—	—	—	—	—	1,943	—	1,943
Net loss	—	—	—	—	—	—	—	(65,093)	(65,093)
Balance at June 30, 2023	234,856,003	$133,667	83,819,163	$8,889	13,417,826	$1	$128,707	$(416,932)	$(279,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2024 and 2023

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(63,948)	$(65,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,040	519
Loss on extinguishment of debt	—	389
Gain on sale of fixed asset	(187)	—
Non-cash operating lease expense	2,762	—
Stock-based compensation expense	19,995	2,798
Changes in fair value of financial instruments carried at fair value, net	669	38,500
Amortization of debt discounts and debt issuance costs	92	—
Deferred income taxes	(81)	—
Changes in operating assets and liabilities:
Accounts receivable, net	478	94
Prepaid expenses and other current assets	703	170
Other assets	396	—
Accounts payable	11,980	472
Due to a related party	2,598	—
Accrued expenses and other current liabilities	6,350	568
Deferred revenue	(1,552)	961
Operating lease liabilities	(2,714)	—
Other liabilities	(13)	—
Cash flows used in operating activities	$(18,432)	$(20,622)
Cash flows from investing activities:
Purchase of property and equipment	(1,420)	(203)
Internal-use software development costs	(1,201)	(97)
Net cash used in investing activities	$(2,621)	$(300)
Cash flows from financing activities:
Payments of borrowings on convertible notes	—	(35)
Principal payments on long-term debt	(1,547)	—
Proceeds from borrowings of SAFE notes	—	3,715
Proceeds from advances under Share Purchase Agreement	3,811	—
Proceeds from collateralized borrowings, net of repayment	(964)	—
Proceeds from borrowings from related parties	19,508	16,477
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	—	3,000
Proceeds from exercise of stock options	1	29
Payment of finance lease obligations	(113)	—
Net cash provided by financing activities	$20,696	$23,186
Increase (decrease) in cash, cash equivalents and restricted cash	(357)	2,264
Cash, cash equivalents and restricted cash at beginning of period	2,431	912
Cash, cash equivalents and restricted cash at end of period	$2,074	$3,176

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

On July 27, 2023, the Company’s common stock was listed for trading on the New York Stock Exchange (“NYSE”).

As the Internal Reorganization took place on July 21, 2023, the consolidated financial statements reflect the financial position, results of operations and cash flows of Surf Air, the predecessor to the Company, for all periods prior to July 21, 2023. Following the Internal Reorganization, the financial position, results of operations and cash flows are those of the Company.

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

Southern Airways Corporation is a Delaware corporation that was founded on April 5, 2013, and together with its wholly-owned subsidiaries Southern Airways Express, LLC, Southern Airways Pacific, LLC, Southern Airways Autos, LLC, and Multi-Aero Inc. is referred to hereafter collectively as “Southern.” Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator which operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the Saab 340, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

Following the Southern Acquisition, the Company operates a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. As discussed in Note 12, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.9 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2024. During June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making monthly payments of $34 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.7 million as of June 30, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s leased aircraft due to the late filing of the Company’s 2022 property tax return. As of June 30, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of June 30, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (as defined below); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2024 (see Note 8, Financing Arrangements).

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at June 30, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of June 30, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company in July 2023 of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the share purchase agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”), and $14.0 million in cumulative funding through advances and share draws under the Share Purchase Agreement with GEM. As of June 30, 2024 the Company has not made any payments under this payment plan.

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

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to, the ability to: (i) raise additional capital (or financing) to fund operating losses, (ii) refinance its current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, (v) attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to the business model.

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances and draws under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement and GEM Purchase). During the six months ended June 30, 2024, the Company received an additional $2.5 million in advances under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-274573) with the U.S. Securities and Exchange Commission (the “SEC”), registering up to 25 million shares of the Company’s common stock, which represents 1,000,000 shares of the Company’s common stock issued to GEM under the GEM Purchase Agreement, 1,300,000 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 4,000,000 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 18,700,000 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. Additionally, the Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50 million under the Share Purchase Agreement, (collectively, the “Prior Registration Statements”). In connection with the GEM Mandatory Convertible Security (see Note 9, Share Purchase Agreement and GEM Purchase), the Company deregistered all of the shares registered but unsold under the Prior Registration Statements on June 4, 2024. The combined 325,000,000 shares contemplated under the Prior Registration Statements have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of June 30, 2024, the contractual terms allow the Company to make further advances of up to $90.0 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $296.0 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of June 30, 2024, GEM held 4.5% of the then fully-diluted shares of the Company. At June 30, 2024, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 5.7 million shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve two listing requirement violations with the New York Stock Exchange. While not currently subject to de-listing, the Company’s inability to cure these listing requirement violations would impact its ability to raise capital through the Share Purchase Agreement.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its regional airline operations in the near term, with a longer-term focus on improvements to its on-demand airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes, as included in the Company’s Form 10-K filed on March 29, 2024. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2023.

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

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. DOT in relation to certain air routes served by the Company under the EAS program, amounts due from airline and non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of June 30, 2024, and December 31, 2023. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that currently allows the Company to borrow a designated percentage of eligible accounts receivable due from the U.S. DOT, in relation to certain air routes served by the Company under the EAS program, up to a maximum unsettled amount of $3 million. The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

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

During April 2024, the Company received notice from the counterparty to its accounts receivable financing arrangement that such arrangement would be terminated as of May 20, 2024. Additionally, the borrowing capacity under the arrangement was reduced to 80% of eligible accounts receivable. The Company subsequently executed an option to extend the arrangement beyond May 20, 2024 through the payment of a $100 thousand non-refundable, fully earned, and irrevocable extension fee. Following the extension, the borrowing capacity under the arrangement will be reduced by an additional 10% of eligible accounts receivable on the 20th of each subsequent month, until the extension formally expires in December 2024.

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

Note 3. Business Combination

On July 27, 2023, the Company completed the acquisition of all issued and outstanding shares of Southern. The Southern Acquisition expands the Company’s regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Total consideration is comprised of $81.25 million of equity consideration, through the issuance of 16,250,000 shares of the Company’s common stock on close of the Southern Acquisition and $699 thousand of payments made by the Company to settle debt obligations of Southern, which were not assumed as part of the acquisition. As the transaction closed prior to the Company’s listing on the NYSE on July 27, 2023, the fair value of the common stock issued to Southern stockholders was based on the opening trading price of the Company’s common stock on July 27, 2023 of $5.00 per share.

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

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$497	$2,306
Prepaid software	2,417	2,647
Prepaid marketing	2,381	2,406
Engine reserves	1,972	1,150
Vendor operator prepayments	748	634
Prepaid fuel	259	301
Other	1,654	1,607
Total prepaid expenses and other current assets	$9,928	$11,051

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Aircraft, equipment and rotable spares	$41,137	$39,196
Equipment purchase deposits	5,000	5,000
Leasehold improvements	2,255	2,479
Office, vehicles and ground equipment	1,225	1,179
Internal-use software	1,709	508
Property and equipment, gross	51,326	48,362
Accumulated depreciation	(4,285)	(2,371)
Property and equipment, net	$47,041	$45,991

The Company recorded depreciation expense of $1.2 million and $114 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company recorded depreciation expense of $2.2 million and $222 thousand for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, any gain or loss on disposal of property and equipment was not material.

Note 6. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	242	242
Intangible assets, gross	37,474	37,474
Accumulated amortization	(12,584)	(10,811)
Intangible assets, net	$24,890	$26,663

The Company recorded amortization expense of $0.9 million and $148 thousand for the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense of $1.8 million and $297 thousand for the six months ended June 30,

2024 and 2023, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of June 30, 2024 is as follows (in thousands):

Amount
Remainder of 2024	$1,772
2025	3,051
2026	2,915
2027	2,764
2028	2,577
Thereafter	11,811
Total	$24,890

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$45,017	$26,751
Accrued professional services	10,913	11,473
Excise and franchise taxes payable	7,899	7,672
Collateralized borrowings	2,013	2,977
Software license fee payable	6,250	2,000
Aircraft contract termination payable	128	1,454
Accrued Monarch legal settlement	1,314	1,314
Insurance premium liability	—	1,131
Accrued major maintenance	245	980
Interest and commitment fee payable	231	190
Statutory penalties	282	520
Other accrued liabilities	4,605	3,120
Total accrued expenses and other current liabilities	$78,897	$59,582

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that currently allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $3 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, a subsidiary of Southern, and is subject to monthly reductions in borrowing capacity through December 2024. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended June 30, 2024, the Company borrowed a total of $11.1 million under this financing facility, of which $7.7 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended June 30, 2024 amounted to $129 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2024, the Company borrowed a total of $23.1 million under this financing facility, of which $21.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the six months ended June 30, 2024 amounted to $259 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2024, and December 31, 2023, the outstanding amount due under this facility amounted to $2.0 million and $3.0 million, respectively. As of June 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.

Note 8. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$116	$257
Note payable to bank, fixed interest rate of 4.65%, due November 2025	10	15
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	155	184
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	14,713	16,476
Notes payable to Skywest, fixed interest rates of 4% and 9%, due April 2028 and November 2024, respectively	5,185	5,656
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	3,089	3,206
Long-term debt, gross	23,268	25,794
Current maturities of long-term debt	(4,922)	(5,177)
Long-term debt, net of current maturities	$18,346	$20,617

Future maturities of total debt as of June 30, 2024 are as follows (in thousands):

Amount
Remainder of 2024	$3,659
2025	2,512
2026	2,710
2027	12,032
2028	685
Thereafter	1,670
Total	$23,268

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of June 30, 2024, the Company was in compliance with all covenants in the loan agreements.

Fair Value of Convertible Instruments

The Company has elected the fair value option for the convertible notes, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in changes in fair value of financial instruments carried at fair value, net, on the Condensed Consolidated Statements of Operations, except for change in fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

Fair value of convertible notes (in thousands):

	Fair Value at
	June 30, 2024	December 31, 2023
Convertible Note Purchase Agreement	8,014	7,715
Total	$8,014	$7,715

The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. These covenants are in the form of minimum liquidity requirements the Company must maintain. The Company has received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through the maturity date of December 31, 2024. As of June 30, 2024, the Company was in compliance with all other covenants under the Convertible Note Purchase Agreement.

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of June 30, 2024 and December 31, 2023, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2023 and June 30. 2024. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net, within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	June 30, 2024	December 31, 2023
SAFE-T	6	25
Total	$6	$25
Less: SAFE notes at fair value, current	(6)	(25)
SAFE notes at fair value, long term	$—	$—

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

On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million (the “Aggregate Limit”) and increase the Commitment Fee to GEM to 4,000,000 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 4,000,000 shares of its common stock to GEM in full satisfaction of the commitment fee. The Company has deposited 18,000,000 shares of common stock into an escrow account as of June 30, 2024, as required under the SPA, which is intended to be at least two times the number of shares contemplated to settle the advance upon the close of the pricing period for the advance. The number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a 15 day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional purchases under the SPA.

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

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the fair value of the GEM commitment was $14.1 million and $11.3 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net, on the Condensed Consolidated Statements of Operations.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, the Company and GEM entered into the SPA whereby GEM would purchase 1,000,000 shares of the Company’s common stock for cash consideration of $25.0 million upon the successful public listing of the Company’s shares. Under the terms of the agreement, the Company is obligated to file a re-sale registration statement, covering the 1,000,000 shares issued, within five business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the SPA, in exchange for the issuance of 1,000,000 shares of the Company’s common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 1,000,000 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

GEM Mandatory Convertible Security

On March 1, 2024, Company entered into a mandatory convertible security purchase agreement (the “MCSPA”) with GEM. Pursuant to the MCSPA, the Company has agreed to issue and sell to GEM, and GEM has agreed to purchase from the Company, a mandatory convertible security with a par amount of up to $35,200,000 (the “Mandatory Convertible Security”), which shall be convertible into a maximum of 8,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Shares”), subject to adjustment as described in the MCSPA. The transaction contemplated by the MCSPA closed on August 7, 2024 (the “Closing Date”).

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

The Mandatory Convertible Security will mature on the fifth anniversary of the Closing Date (the “Maturity Date”), unless earlier converted or redeemed. On the Maturity Date, the Company will pay to GEM, at the Company’s option, cash or Common Shares in an amount equal to the then outstanding par amount of the Mandatory Convertible Security divided by the lesser of (a) $4.45 (the “Fixed Conversion Price”) and (b) the average of the five lowest volume-weighted average prices per share for the Common Shares trading on the NYSE during the 30 trading days immediately preceding the Maturity Date (the “Floating Conversion Price”).

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

The issuance and sale of the Mandatory Convertible Security will be exempt from the registration requirements of the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof. The Company has agreed to file a registration statement with the SEC for the resale by GEM of at least 8,000,000 Common Shares less any Common Shares sold by GEM before the Closing Date.

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$8,014	$8,014
SAFE notes at fair value	—	—	6	6
GEM derivative liability	—	—	14,111	14,111
Total financial liabilities	$—	$—	$22,131	$22,131

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,715	$7,715
SAFE notes at fair value	—	—	25	25
GEM derivative liability	—	—	11,333	11,333
Total financial liabilities	$—	$—	$19,073	$19,073

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	GEM Derivative Liability
Balance at December 31, 2023	$7,715	$25	$11,333
Advances received on share purchase agreement	—	—	2,500
Borrowings on convertible notes	34	—	—
Change in fair value	265	(19)	278
Balance at June 30, 2024	$8,014	$6	$14,111

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$23,268	$22,843	$25,794	$26,036
Term notes payable to related parties	$38,118	$37,983	$18,610	$18,541

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

Note 11. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

There were no convertible preferred share warrants issued in the six months ended June 30, 2024. The convertible preferred share warrants issued and outstanding as of June 30, 2023 were 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 120,935 warrants for the purchase of the Company’s common stock at a ratio of 22.4 Surf Air preferred warrants to 1 warrant for the purchase of the Company’s common stock. The exercise price for all warrants is $38.23 per share.

Warrants to purchase shares of convertible preferred stock were classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of June 30, 2023, and were subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value through the date of the Internal Reorganization. As all converted warrants are for the purchase of common stock, and not preferred interests, the liability as of the date of the Internal Reorganization was reclassified to additional paid-in capital.

Note 12. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of June 30, 2024 and December 31, 2023, the Company capitalized $2.8 million and $2.5 million, respectively, related to the software that Palantir has provided to the Company. During the six months ended June 30, 2024, the Company settled $6.0 million in outstanding payables to Palantir through the issuance of 8,908,800 shares of the Company's common stock. As of June 30, 2024, the Company had $31.0 million in remaining commitments under this agreement.

Licensing, Exclusivity and Aircraft Purchase Arrangements

Textron Agreement

On September 15, 2022, the Company entered into agreements with Textron Aviation Inc. and one of its affiliates (collectively, “TAI”), for engineering services and licensing, sales and marketing, and aircraft purchases, which became effective as of the Company’s direct listing on July 27, 2023 (“TAI Effective Date”).

The engineering services and licensing agreement provides, among other things, that TAI will provide the Company with certain services in furtherance of development of an electrified powertrain technology (the “SAM System”). The engineering agreement requires payment by the Company as such services are provided by TAI. Under this agreement, the Company agrees to meet certain development milestones by specified dates, including issuance of a supplemental type certificate by the Federal Aviation Administration (“FAA”). Should the Company fail to meet certain development milestones, TAI has the right to terminate the collaboration agreement.

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023 and remaining payments under the initial license fee of $12.5 million coming due in 2024. The remaining $35 million of payments under the contract will be due, via annual payments, following the Company’s receipt of the STC. The $12.5 million of deposits made as of June 30, 2024 were recorded to technology and development expenses within the Company’s consolidated statements of operations during the fourth quarter of 2023.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the fourth quarter of 2023 the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the engineering and services agreement. As of June 30, 2024, the Company has made deposits of $5 million under this agreement, with the Company being required to make an additional deposit of $5 million during the third quarter of 2024.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of June 30, 2024.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of June 30, 2024 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of June 30, 2024 and December 31, 2023.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of June 30, 2024.

FAA Matters

Our operations are highly regulated by several U.S. government agencies, including the U.S. DOT, the FAA and the Transportation Security Administration. Requirements imposed by these regulators (and others) may restrict the ways we may conduct our business, as well as the operations of our third-party aircraft operator customers. Failure to comply with such requirements may result in fines and other enforcement actions by the regulators.

On February 23, 2024, the FAA notified the Company that it was seeking a proposed civil penalty of $0.3 million against the Company for alleged non-compliance with respect to certain regulatory requirements relating to flight officer certifications and required competence checks for flights flown during the fourth quarter of 2022. The Company has filed an appeal to the imposed penalty and, as part of the appeal, has provided a counter-offer to the FAA of $32 thousand as full resolution to the matter. The Company is currently awaiting a response to this counter-offer. As of June 30, 2024, the Company has recorded $0.3 million as an accrued expense on the Condensed Consolidated Balance Sheet.

On October 17, 2023, the Company received a letter of intent from the FAA regarding an investigation into the Company’s Hawaii operations, whereby the Company is alleged to have operated flights beyond their required maintenance intervals during the fourth quarter of 2023. Each violation was subject to a civil penalty not to exceed $14,950 per flight. During May 2024, the Company reached a settlement in the amount of $16 thousand in full resolution of this matter.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $7.9 million and $7.6 million as of June 30, 2024 and December 31, 2023, respectively. During June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making $34 thousand monthly payments on historical excise tax liabilities while the IRS is considering the OIC.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.7 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively.

Note 13. Disaggregated Revenue

The disaggregated revenue for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Scheduled	$24,242	$1,048	$47,223	$1,880
On-Demand	8,124	5,147	15,767	9,822
Total revenue	$32,366	$6,195	$62,990	$11,702

The long-term performance obligations for contractually committed revenues, all of which is related to charter revenue, is recorded in Other long-term liabilities as of June 30, 2024, and December 31, 2023 in the amount of $3.1 million and $2.7 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$21,230	$9,953	$21,726	$9,568
Revenue deferred	17,972	6,772	35,211	12,664
Revenue recognized	(19,026)	(6,195)	(36,761)	(11,702)
Deferred revenue, end of period	$20,176	$10,530	$20,176	$10,530

The Company records deferred revenue (contract liabilities) when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. The Company generally collects payments from customers in advance of services being provided. The Company recognizes deferred revenue as revenue when it meets the applicable revenue recognition criteria, which is usually either over the contract term, or when services have been provided. Accordingly, deferred revenue is classified within Current liabilities in the accompanying Condensed Consolidated Balance Sheets. For the six months ended June 30, 2024, $10.6 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2023.

Note 14. Stock-Based Compensation

Management Incentive Bonus Plan

In conjunction with the Southern Acquisition, the Company adopted the Southern Management Incentive Bonus Plan (the “Incentive Bonus Plan”). The Incentive Bonus Plan provides select employees, consultants and service providers of the Company who were direct or indirect shareholders of Southern an incentive to contribute fully to the Company’s business achievement goals and success. The Incentive Bonus Plan provides for two tranches of bonus pools to be allocated, based on participation units, which vest, contingent upon each employee’s continued employment by the Company and the achievement of certain revenue targets. Payments of awards which might become due under the Incentive Bonus Plan, may be made in cash or common stock, at the Company’s option. Any shares of common stock issued in payment of amounts due under the Incentive Bonus Plan will be charged against the share limit of the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). In addition, any shares which might be issued under the Incentive Bonus Plan are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders. The Company has recorded $14.3 million of stock based compensation expense related to the Incentive Bonus Plan during the six months ended June 30, 2024. As of June 30, 2024, a total of $31.0 million has been accrued under the Incentive Bonus Plan. Such amounts are included as a portion of Accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet.

Stock Options

Prior to the Company’s direct listing, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2016 Equity Incentive Plan, and subsequent to its direct listing, may grant similar awards under the 2023 Plan.

During the six months ended June 30, 2024, the Company granted 10,891,962 stock options for purchase of the Company’s common stock to employees, of which 25% vested on the grant date and 25% will vest upon each anniversary over the ensuing three-year period.

A summary of stock option activity for the six months ended June 30, 2024 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	1,606,159	8.00	$687	$4.12
Granted	10,891,962	9.91	42	0.81
Exercised	(1,946)	—	—	—
Canceled	(5,802)	—	—	5.31
Outstanding at June 30, 2024	12,490,373	9.56	58	1.09
Exercisable at June 30, 2024	3,603,770	8.87	21	1.43

As of June 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $3.4 million with a weighted-average remaining vesting period of approximately 1.44 years.

The assumptions used to estimate the fair value of share options granted during the six months ended June 30, 2024 and 2023 and were as follows:

	For The Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.97-4.25%	3.55%-3.74%
Expected term (in years)	3.5 - 5.8	5.80
Dividend yield	—	—
Expected volatility	56% - 59%	61%-155%

Warrants

During the six months ended June 30, 2024, the Company issued 14,011,616 warrants for purchase of the Company’s common stock to non-employee consultants, of which most awards will vest 25% on the grant date and 25% upon each anniversary over the ensuing three-year period. Certain awards will vest only upon the achievement of certain market-based metrics.

A summary of warrant activity for the six months ended June 30, 2024 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	—	—	$—	$—
Granted	14,011,616	9.99	—	0.88
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2024	14,011,616	9.99	—	0.88
Exercisable at June 30, 2024	262,500	9.99	—	0.88

As of June 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $1.5 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.75 years.

The assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2024 and 2023 and were as follows:

For The Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.23% - 4.25%	—
Expected term (in years)	5.8 - 10.0	—
Dividend yield	—	—
Expected volatility	47% - 56%	—

Restricted Stock Units

During the six months ended June 30, 2024, the Company issued 1,224,118 RSUs under the 2023 Plan to employees and non-employee consultants, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of grant date vesting to 2 years.

A summary of RSU activity for the six months ended June 30, 2024 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2023	773,063	$2.94
Granted	1,224,118	1.03
Vested/shares issued	(426,888)	1.95
Forfeited, cancelled, or expired	—	—
Unvested RSUs at June 30, 2024	1,570,293	$1.91

Restricted Share Purchase Agreement

A summary of RSPA activity for the six months ended June 30, 2024 is set forth below:

	Number of RSPAs	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2023	422,641	$4.15
Granted	—	—
Vested	(84,191)	4.13
Forfeited	—	—
Unvested RSPAs at June 30, 2024	338,450	4.16

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

As of June 30, 2024, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $1.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units (“PRSU”) activity for the six months ended June 30, 2024 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2023	3,000,000	$2.11
Granted	—	—
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at June 30, 2024	3,000,000	$2.11

The following table represents the various price targets of the Company’s common stock included in the PRSU awards and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$5.00	50,000
10.00	2,875,000
15.00	75,000

A summary of stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	$1,293	$624	$2,248	$1,586
RSUs	680	—	1,422	—
RSPAs	171	174	349	357
PRSUs	766	—	1,534	—
Warrants	147	—	147	—
Management Incentive Bonus Plan	4,296	—	14,295	—
Other	$—	$855	$—	$855
Total Stock Based Compensation	$7,353	$1,653	$19,995	$2,798

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended June 30, 2024 and 2023, was a benefit of $35 thousand and $0, respectively. The Company’s provision for income taxes for the six months ended June 30, 2024 and 2023, was a benefit of $81 thousand and $0, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of June 30, 2024. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

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

Term Notes

The Company entered into term note agreements with LamVen, a related party, and recorded the notes in Due to related parties at carrying value on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the term notes outstanding are as follows (in thousands):

	June 30, 2024	December 31, 2023
Term notes with LamVen, a related party	$38,118	$18,610
Total	$38,118	$18,610

The LamVen notes with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum, remained outstanding as of March 31, 2023. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. (see Note 19, Subsequent Events).

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. (see Note 19, Subsequent Events).

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen, a related party of the Company. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023, with the remaining $1.5 million under the note received in 2024. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. On April 28, 2024, the note was further amended to extend the maturity date to May 15, 2024 and the principal amount increased to $25.0 million, effective as of April 15, 2024. The Company received $28.0 million as of June 30, 2024. Subsequent to June 30, 2024, the Company received an additional $5.3 million under this note agreement, for an aggregate total of $33.4 million cash received under the note since inception. On July 31, 2024, the note was further amended to extend the maturity date to August 20, 2024, and the principal amount increased to $36.1 million with an effective date of May 15, 2024. (see Note 19, Subsequent Events).

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

The outstanding notes at carrying values and accrued interests are recorded within Due to related parties on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

Other Transactions

As of June 30, 2024, the Company continues to lease four aircraft from Park Lane, a related party, for a monthly lease payment of $25 thousand per aircraft. The Company recorded $600 thousand in lease expense during the six months ended June 30, 2024. On February 1, 2024, the lease term for the four aircraft was extended to a 12- month term starting February 1, 2024 and expiring January 31, 2025. All other terms of the agreements remain the same.

JA Flight Services and BAJ Flight Services

As of June 30, 2024, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $267 thousand and $675 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three and six months ended June 30, 2024, respectively. Accounts payable of $520 thousand owed to JAFS and BAJFS as of June 30, 2024, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of June 30, 2024, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $421 thousand and $807 thousand in combined lease and engine reserve expense attributable to Schuman for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company owed approximately $466 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$1,747	$—
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under software license agreement	$6,000	$—
Issuance of SAFE notes	$—	$4,354
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$—	$258
Issuances of Class B-6a redeemable convertible preferred shares in exchange for outstanding payable	$—	$4,418
Exercise of ordinary warrants	$—	$20
Capitalized interest on convertible notes	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,160	$—
Right-of-use obtained in exchange for new finance lease liabilities	$95	$—
Purchases of property and equipment included in accounts payable	$1,415	$17

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

The following table sets forth the computation of net loss per common share (in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(26,983)	$(44,520)	$(63,948)	$(65,093)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	81,890,955	14,168,091	79,599,848	14,138,856
Net loss per share applicable to common shareholders, basic and diluted	$(0.33)	$(3.14)	$(0.80)	$(4.60)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Excluded securities:
Options to purchase common shares	12,490,373	1,743,735	12,490,373	1,743,735
Warrants to purchase common shares	14,011,616	—	14,011,616	—
Restricted stock units	4,549,766	220,424	4,549,766	220,424
Unvested RSPAs	338,450	3,072,999	338,450	3,072,999
Convertible notes (as converted to common shares)	1,333,333	1,607,395	1,333,333	1,607,395
Preferred stock (as converted to common shares)	—	14,226,483	—	14,226,483
Total common shares equivalents	32,723,538	20,871,036	32,723,538	20,871,036

Note 19. Subsequent Events

Term Notes Maturity Extension

On July 31, 2024, the LamVen term notes originally dated November 30, 2022, January 18, 2023, May 22, 2023, and June 15, 2023 were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. Additionally, the principal amount of the LamVen term note agreement, June 15, 2023, was increased to $36.1 million.

Share Purchase Agreement

In August 2024, the Company settled $2.5 million in previous advances under the SPA through the transfer of 8,178,642 shares of the Company’s common stock to GEM.

GEM Mandatory Convertible Security

On August 7, 2024, the Company completed the closing of the private placement. At the closing, the Company issued a mandatory convertible security with a par amount of $35,200,000 (the “Mandatory Convertible Security”). The Mandatory Convertible Security will mature on August 7, 2029, unless earlier converted or redeemed pursuant to the terms set forth in the Mandatory Convertible Security. As consideration for GEM’s purchase of the Mandatory Convertible Security, GEM delivered to the Company 6,300,000 of the Common Shares that it had purchased from the Company prior to March 1, 2024. In addition, the Company’s ability to take both regular drawdowns of up to $300 million and advance drawdowns of up to $100 million pursuant to the Company’s share subscription facility with GEM and GEM Yield Bahamas Limited, which provides the Company with the option from time to time to direct GEM to purchase a specified number of Common Shares for an aggregate purchase price of up to $400 million, was restored to full capacity. The respective formulas that the Company and GEM used to determine the par amount of the Mandatory Convertible Security and the consideration for GEM’s purchase of the Mandatory Convertible Security are each set forth in the SPA.

The Company has filed a registration statement, as amended from time to time, with the SEC for the resale by GEM of up to 325,000,000 Common Shares, including up to 8,000,000 Common Shares issuable pursuant to conversion of the Mandatory Convertible Security, and such registration statement has been declared effective.

Collateralized Borrowings

On August 9, 2024, the Company entered into a new revolving accounts receivable financing arrangement that will allow the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, a subsidiary of Southern. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days. Once effective, as a result of the first accounts receivable financed, the arrangement will have a one-year term, subject to automatic, annual, renewals.

Palantir Joint Venture

On August 9, 2024, the Company entered into a joint venture agreement (the “JV Agreement”) with Palantir. Pursuant to the JV Agreement, the Company will establish Surf Air Technologies LLC, a subsidiary of the Company (“Surf Air Technologies”), to develop, market, sell, maintain, and support an artificial intelligence-powered software platform for the advanced air mobility industry, which will be powered by Palantir, to provide operators of all types of aircraft, amongst other software products and solutions, with systems for the management of planes, airline operations, and customer facing applications (the “Software Platform”).

The JV Agreement provides that the Company will assign certain agreements regarding subscription access to certain of Palantir’s proprietary commercial software platforms (the “Palantir Platforms”) to Surf Air Technologies. The Company has agreed to contribute the software and intellectual property the Company has developed relating to the Software Platform; the data and know-how from its operations on an ongoing basis to support the development, maintenance, support, and operation of the Software Platform; and the employees and contractors directly involved in developing the Software Platform. Palantir has agreed to contribute a service contract to provide implementation engineering services in support of Surf Air Technologies’ use of the Palantir Platforms, which may include its interface to Software Platform. Surf Air Technologies will also be capitalized by outside third-party investors sourced by the Company and Palantir, with an initial target raise of not less than $5 million.

The closing of the JV Agreement is anticipated to occur no later than September 30, 2024 and is subject to certain customary conditions, including the following: establishment of Surf Air Technologies as a Delaware limited liability company, signing of Surf Air Technologies’ operating agreement, contributions by each party to Surf Air Technologies, the securing and funding of outside capital, receipt of internal approvals by the Company and Palantir, and confirmation of sufficient evidence regarding Surf Air Technologies’ ability to meet ongoing financial obligations.

Under the JV Agreement, the Company is entitled to designate four of the five members of the board of directors of Surf Air Technologies and Palantir is entitled to designate one board member. The JV Agreement also provides that the Company will be primarily responsible for oversight of Surf Air Technologies and shall designate the Chair of the board of directors, the legal representative, and the General Manager of Surf Air Technologies.

The JV Agreement also provides that the Company and Palantir have certain rights in connection with Surf Air Technologies, including pre-emptive rights if Surf Air Technologies proposes to increase its registered capital, a right of first refusal to purchase equity in Surf Air Technologies that the other party may propose to transfer to a third party, the Company’s right to buy out Palantir’s stake in Surf Air Technologies, Palantir’s right to exchange shares in the Company for equity in Surf Air Technologies, and the right to purchase all of the other party’s equity in the event of bankruptcy of the other party.

Stock Split

On August 8, 2024, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation effecting a one-for-seven reverse split of the Company’s common stock. The terms of the amendment had previously been approved by the holders of 65% of the issued and outstanding shares of the Company’s common stock. The reverse split will be effective as of 12:01am Eastern Standard Time on Monday, August 19, 2024. As a result of the reverse stock split, every seven shares of the Company’s old common stock will be converted into one share of the Company’s new common stock. Fractional shares resulting from the reverse stock split will be settled by cash payment.

Options, and other like kind awards, to purchase the Company’s common stock will be adjusted in accordance with their terms to reflect the reverse stock split.

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

Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator which operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the Saab 340, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

The Southern Acquisition resulted in a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

The results of operations of Southern are included in the Company’s condensed consolidated financial statements from the date of acquisition, July 27, 2023, through June 30, 2024. For historical financial information of Southern, prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Company’s Registration Statement on Form S-1 filed with the SEC on November 9, 2023 (the “Registration Statement”), as well as the Form 8-K/A filed August 29, 2023.

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

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for the Company. The Company has seen some recovery in on-demand flights through the second quarter of 2024, however the Company’s business has been and will continue to be affected by many changing economic and other conditions beyond the Company’s control, including global events that affect travel behavior. The spread of COVID-19 also disrupted the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales in markets around the world. The Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2023 and through the second quarter of 2024 and believes perceived recessionary risks may impact results for the remainder of 2024. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities through the second quarter of 2024 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses.

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

Key Operating Measures

In addition to the data presented in our condensed consolidated financial statements, we use the following key operating measures commonly used throughout the air transport industry to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. The following table summarizes key operating measures for each period presented below, which are unaudited.

	Six Months Ended June 30,		Change
	2024	2023	Increase/ Decrease	%
Scheduled Flight Hours(1)	34,409	1,648	32,760	NM
On-Demand Flights(2)	1,902	953	949	100%
Scheduled Passengers(3)	179,461	3,869	175,592	NM
Headcount(4)	786	88	698	793%
Scheduled Departures(5)	34,586	1,274	33,312	NM

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended June, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three months ended June 30,		Change
	2024	2023	$	%
Revenue	$32,366	$6,195	$26,171	422%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,729	7,049	20,680	293%
Technology and development	5,658	816	4,842	593%
Sales and marketing	2,578	1,927	651	34%
General and administrative	19,596	9,296	10,300	111%
Depreciation and amortization	2,062	261	1,801	690%
Total operating expenses	57,623	19,349	38,274	198%
Operating loss	(25,257)	(13,154)	(12,103)	(92)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(154)	(30,404)	30,250	(99)%
Interest expense	(1,911)	(525)	(1,386)	(264)%
Gain (loss) on extinguishment of debt	—	(389)
Other expense	304	(48)	352	(733)%
Total other income (expense), net	(1,761)	(31,366)	29,605	(94)%
Loss before income taxes	(27,018)	(44,520)	17,502	(39)%
Income tax expense (benefit)	35	—	35	—%
Net loss	$(26,983)	$(44,520)	$17,537	(39)%

Revenue

Revenue increased by $26.2 million, 422%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For the three months ended June 30,		Change
	2024	2023	$	%
Scheduled	$24,242	$1,048	$23,194	2,213%
On-Demand	8,124	5,147	2,977	58%
Total revenue	$32,366	$6,195	$26,171	422%

Scheduled revenue increased $23.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Scheduled revenue, absent the impacts of the acquisition of Southern, decreased by roughly $0.3 million, primarily due to a decrease in membership subscription revenue, from a lower overall membership usage. Of the increase in scheduled revenue, $23.5 million was related to the Southern Acquisition, primarily related to EAS revenue of $13.3 million, passenger revenue of $9.4 million, and other revenue of $0.8 million in the second quarter of 2024 after the acquisition of Southern.

On-Demand revenue increased by $3.0 million, or 58%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The Company conducted 996 on-demand flights during the three months ended June 30, 2024, and absent the impact of the acquisition of Southern, the Company conducted 692 on-demand charter flights during the second quarter of 2024 compared to 531 on-demand charter flights during the second quarter of 2023. The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product and service strategy growth. Price per trip increased during the second quarter of 2024 compared to the second quarter of 2023, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2024. These variables accounted for roughly $2.1 million, or 69% of the total on-demand revenue increase period over period. With the Southern Acquisition, on-demand revenue increased $0.9 million, or 31%, during the three months ended June 30, 2024, primarily from Hawaii based operations focusing on providing route services for construction crews, school events, and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $20.7 million, or 293%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Of the total 996 on-demand charter flights, and absent the impact of the acquisition of Southern, the Company serviced 692 on-demand charter flights in the three months ended June 30, 2024, an increase from 531 for the three months ended June 30, 2023, resulting in a $2.1 million increase, or 10%, in cost of revenue associated with the Company’s on-demand charter flights. Of the total 17,591 scheduled flight hours, and absent the impact of the acquisition of Southern, the Company flew 413 flight hours in the three months ended June 30, 2024, a decrease from 926 for the three months ended June 30, 2023, resulting in a $0.3 million decrease, or -2% of the total.

With the Southern Acquisition, cost of revenue increased by $18.9 million, or 92%, during the three months ended June 30, 2024 primarily due to aircraft expenses of $10.5 million, pilot expenses of $4.9 million, customer care expenses of $2.4 million, station expenses of $0.8 million, and passenger re-accommodation expenses of $0.2 million.

Technology and Development

Technology and development expenses increased by $4.8 million, or 593%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was driven primarily by amounts accrued pertaining to the Textron data license of $3.1 million, and software expenses related to work with Palantir for $2.0 million. These increases were partially offset by a decrease in labor and labor related expenses for the technology team of $0.3 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses increased by $0.7 million, or 34%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase in management compensation and management incentive plan expenses of

$0.8 million. Sales and marketing expenses were partially offset by a decrease in brand awareness and digital marketing expenses, incurred during the lead up to the Company’s direct listing, of $0.4 million.

With the Southern Acquisition, sales and marketing expenses increased by $0.3 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $10.3 million, or 111%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in general and administrative expense is driven primarily by the recognition of an additional $5.7 million in stock-based compensation expense, and management incentive plan expenses of $2.3 million. This was partially offset by a decrease in legal fees of $1.9 million.

With the Southern Acquisition, general and administrative expenses increased by $4.2 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

With the Southern Acquisition, depreciation and amortization expenses increased by $1.8 million, or 690%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This was primarily due to depreciation of engines and aircraft acquired from Southern, as well as amortization of intangibles acquired in the Southern Acquisition.

Other Income/(Expense)

Other expense, net decreased by $29.6 million, or -94%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. There are two primary drivers for the increase in net income/(expense).

In the second quarter of 2023 there was an increase of $30.4 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes. In the second quarter of 2024 there was a decrease of $0.2 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes which resulted in a $30.2 million decrease in expense period over period.

With the Southern Acquisition, other expenses increased by $0.6 million primarily attributable to interest expense associated with the debt instruments acquired from Southern.

Net Loss

The decrease in net loss of $17.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2024, was primarily attributable to an increase in general and administrative expenses of $6.1 million, an increase in technology and development of $4.8 million, an increase in sales and marketing of $0.4 million, and an increase in cost of revenue of $1.8 million. These increases in expenses were offset by a decrease in other expenses of $30.2 million (including changes in fair market value of financial instruments, interest expense, and other expense), and an increase in revenue of $1.8 million.

The Southern Acquisition increased net loss by $1.2 million primarily attributable to cost of revenue of $18.9 million, general and administrative expenses of $4.2 million, depreciation and amortization of $1.7 million, interest expense of $0.8 million, and marketing expenses of $0.3 million. These increases in expenses were offset by an increase of $24.5 million in revenue.

Results of Operations

Results of the Company’s Operations for the Six Months Ended June, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$62,990	$11,702	$51,288	438%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	56,218	13,699	42,519	310%
Technology and development	12,667	1,629	11,038	678%
Sales and marketing	5,587	3,321	2,266	68%
General and administrative	44,205	17,736	26,469	149%
Depreciation and amortization	4,040	519	3,521	678%
Total operating expenses	122,717	36,904	85,813	233%
Operating loss	(59,727)	(25,202)	(34,525)	(137)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(669)	(38,500)	37,831	(98)%
Interest expense	(3,582)	(697)	(2,885)	(414)%
Gain (loss) on extinguishment of debt	—	(389)	389	(100)%
Other expense	(51)	(305)	254	(83)%
Total other income (expense), net	(4,302)	(39,891)	35,589	(89)%
Loss before income taxes	(64,029)	(65,093)	1,064	(2)%
Income tax expense (benefit)	81	—	81	—%
Net loss	$(63,948)	$(65,093)	$1,145	(2)%

Revenue

Revenue increased by $51.3 million, 438%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Scheduled	$47,223	$1,880	$45,343	2,412%
On-Demand	15,767	9,822	5,945	61%
Total revenue	$62,990	$11,702	$51,288	438%

Scheduled revenue increased $45.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Scheduled revenue, absent the impacts of the acquisition of Southern, decreased by roughly $0.2 million primarily due to a decrease in membership subscription revenue, from a lower overall membership usage. Of the increase in scheduled revenue, $45.5 million was related to the Southern Acquisition, primarily related to EAS revenue of $25.2 million, passenger revenue of $18.7 million, and other revenue of $1.6 million in the second quarter of 2024 after the acquisition of Southern. On-Demand revenue increased by $5.9 million, or 61%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The Company conducted 1,902 on-demand flights during the six months ended June 30, 2024, and absent the impact of the acquisition of Southern, the Company conducted 1,322 on-demand charter flights during the first half of 2024 compared to 953 on-demand charter flights during the first half of 2023. The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product. Price per trip increased slightly during the first half of 2024 compared to the first half of 2023, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2024, accounting for roughly $4.1 million, or 68% of the total on-demand revenue increase period over period.

With the Southern Acquisition, on-demand revenue increased $1.8 million, or 31%, during the six months ended June 30, 2024, primarily from Hawaii based operations focusing on providing charter services for construction crews, school events, and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $42.5 million, or 310%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Of the total 1,902 on-demand charter flights, and absent the impact of the acquisition of Southern, the Company serviced 1,322 on-demand charter flights in the six months ended June 30, 2024, an increase from 953 for the six months ended June 30, 2023, resulting in a $4.3 million increase, or 10%, in cost of revenue associated with the Company’s on-demand charter flights. Of the total 34,409 scheduled flight hours, and absent the impact of the acquisition of Southern, the Company flew 1,073 flight hours in the six months ended June 30, 2024, a decrease from 1,648 for the six months ended June 30, 2023, resulting in a $0.3 million decrease, or 1% of the total.

With the Southern Acquisition, cost of revenue increased by $39.0 million, or 91%, during the six months ended June 30, 2024 primarily due to aircraft expenses of $21.6 million, pilot expenses of $9.6 million, customer care expenses of $5.0 million, station expenses of $1.6 million, and reservation system cost of $0.9 million, and passenger re-accommodation expenses of $0.3 million.

Technology and Development

Technology and development expenses increased by $11.0 million, or 678%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was driven primarily by amounts accrued pertaining to the Textron data license of $6.3 million, expenses related to work with Palantir for $4.1 million, and increases in software platform and electrification development expenses for $1.0 million. These increases were partially offset by a decrease in labor and labor related expenses for the technology team of $0.4 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses increased by $2.3 million, or 68%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in brand awareness and strategic digital marketing expenses of $0.3 million. Additionally, there was a $1.5 million increase due to management compensation and management incentive plan expenses.

With the Southern Acquisition, sales and marketing expenses increased by $0.5 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses increased by $26.5 million, or 149%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in general and administrative expense is driven primarily by the recognition of an additional $17.2 million in stock-based compensation expense, and an increase in management compensation and management incentive plan expenses of $4.0 million. Partially offset by a decrease in legal fees of $2.9 million as a result of lower associated costs from the lead-up to the Company’s direct listing in July 2023.

With the Southern Acquisition, general and administrative expenses increased by $8.3 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

With the Southern Acquisition, depreciation and amortization expenses increased by $3.5 million, or 678%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was primarily due to depreciation of engines and aircraft acquired from Southern, as well as amortization of intangibles acquired in the Southern Acquisition.

Other Income/(Expense)

Other expense, net decreased by $35.6 million, or -89%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. There are two primary drivers for the increase in net income/(expense).

Through the first half of 2023 there was a decrease of $38.5 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes. Through the first half of 2024 there was a decrease of $0.7 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes which resulted in a $37.8 million decrease in expense period over period.

There was an increase in interest expense of $1.3 million period over period, due to additional related party term loans.

With the Southern Acquisition, other expenses increased by $1.4 million primarily attributable to interest expense associated with the debt instruments acquired from Southern.

Net Loss

The decrease in net loss of $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2024, was primarily attributable to an increase in general and administrative expenses of $18.1 million, an increase in technology and development of $11.0 million, an increase in sales and marketing of $1.8 million, an increase in interest expense on related party loans of $1.3 million, and an increase in cost of revenue of $3.8 million. These increases in expenses were offset by a decrease in other expenses of $37.8 million (including changes in fair market value of financial instruments, interest expense, and other expense), and an increase in revenue of $3.9 million.

The Southern Acquisition increased net loss by $4.9 million primarily attributable to cost of revenue of $39.0 million, general and administrative expenses of $8.3 million, depreciation and amortization of $3.4 million, interest expense of $1.6 million, and marketing expenses of $0.5 million. These increases in expenses were offset by an increase of $47.3 million in revenue.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(18,432)	$(20,622)	$2,190	(11)%
Investing activities	(2,621)	(300)	(2,321)	(774)%
Financing activities	20,696	23,186	(2,490)	(11)%
Net change in cash and cash equivalents	$(357)	$2,264	$(2,621)	(116)%

Cash Flow from Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $18.4 million, driven by a net loss of $63.9 million. These operating outflows were partially offset by non-cash stock-based compensation expenses of $20.0 million, increases in accounts payable, amounts due to related parties and accrued expenses of $20.9 million, and increases in depreciation and amortization expense of $4.0 million.

For the six months ended June 30, 2023, net cash used in operating activities was $20.6 million, primarily driven by a net loss of $65.1 million. This was partially offset by $2.8 million in non-cash stock-based compensation expenses, $38.5 million in changes in fair value of financial instruments, and increases in accounts payable, accrued expenses, and deferred revenue of $2.0 million, in aggregate.

Net cash used in operating activities decreased period over period by $2.2 million, driven by a $1.1 million decrease in net loss and a $0.5 million decrease in prepaid expenses and other assets.

Cash Flow from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $2.6 million, an increase of $2.3 million compared to the six months ended June 30, 2023, driven by an increase of $1.2 million of property and equipment costs and a $1.1 million increase in capitalized software development costs.

Cash Flow from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $20.7 million due to proceeds from borrowings from related parties of $19.5 million, and proceeds from the GEM stock purchase agreement of $3.8 million, partially offset by $1.5 million in principal payments on long-term debt.

For the six months ended June 30, 2023, net cash provided by financing activities was $23.2 million, primarily due to proceeds from borrowings from related parties of $16.5 million, proceeds from the issuance of SAFE instruments of $3.7 million, and proceeds from the issuance of preferred shares of $3.0 million.

Net cash provided by financing activities decreased period over period by $2.5 million, primarily driven by principal payments on long term debt of $1.5 million.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.9 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2024. During June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making monthly payments of $34 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.7 million as of June 30, 2024. The Company received a net credit of $0.3 million as a result of the property tax audit, which concluded in June 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s leased aircraft due to the late filing of the Company’s 2022 property tax return. As of June 30, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of June 30, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement (as defined below). The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2024 (see Note 8, Financing Arrangements ).

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at June 30, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of June 30, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the share purchase agreement with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”), and $14 million in cumulative funding through advances and share draws under the Share Purchase Agreement with GEM. As of June 30, 2024 the Company has not made any payments under this payment plan.

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, achieve a high level of aircraft and crew utilization, increase flight services and the number of passengers flown, and continue to profitably expand into regions throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to, the ability to: (i) raise additional capital (or financing) to fund operating losses, (ii) refinance its current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, (v) attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to the business model.

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with PFG, $25.0 million through the GEM Purchase Agreement and

$10.2 million in advances under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement and GEM Purchase). The Company had previously filed a Form S-1 registration statement (File No. 333-274573) with the U.S. Securities and Exchange Commission (the “SEC”), registering up to 25 million shares of the Company’s common stock, which represents 1,000,000 shares of the Company’s common stock issued to GEM under the GEM Purchase Agreement, 1,300,000 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 4,000,000 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 18,700,000 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. Additionally, the Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 300.0 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50 million under the Share Purchase Agreement, (collectively, the “Prior Registration Statements”). In connection with the GEM Mandatory Convertible Security (see Note 9, Share Purchase Agreement and GEM Purchase), the Company deregistered all of the shares registered but unsold under the Prior Registration Statements on June 4, 2024. The combined 325,000,000 shares contemplated under the Prior Registration Statements have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of June 30, 2024, the contractual terms allow the Company to make further advances of up to $90.0 million under the Share Purchase Agreement with GEM. Additionally, the Company has the ability to draw an additional $296.0 million, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company, with shares obtained in the satisfaction of draws under the SPA. As of June 30, 2024, GEM held 4.5% of the then fully-diluted shares of the Company. At June 30, 2024, the daily volume limitations under the SPA restricted our ability to take additional draws under the Share Purchase Agreement to approximately 5.7 million shares per draw. Additionally, the availability of the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. As of June 30, 2024, the Company is attempting to resolve two listing requirement violations with the NYSE. While not currently subject to de-listing, the Company’s inability to cure these listing requirement violations would impact its continued ability to raise capital through the Share Purchase Agreement.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its regional airline operations in the near term, with a longer-term focus on improvements to its on-demand airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint ventures and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company’s capital expenditures during the six months ended June 30, 2024 were limited to payments made for aircraft parts, engines, immaterial purchases and internally developed software. Upon the Company’s ability to utilize the SPA or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. The Company has placed an order with TAI for 90 Cessna Grand Caravan aircraft with an option for an additional 26 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of June 30, 2024, the Company has made deposits of $5.0 million for aircraft that are scheduled to be delivered starting in the third quarter of 2024. The Company intends to finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt and/or leasing facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within the Company’s Form 10-K filed on March 29, 2024. The Company has engaged AeroTEC to develop hybrid-electric and fully electric STCs for the Cessna Grand Caravan in partnership with TAI. A portion of these costs are expected to be funded through the SPA.

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

The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to the Notes to the accompanying condensed consolidated financial statements included in Part I, Item 1 for additional information relating to our long-term debt, operating and finance leases, related party term notes, and commitments.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, due to presence of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, our management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

As of June 30, 2024, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

These material weaknesses resulted in audit adjustments to substantially all of our accounts, which were recorded prior to the issuance of the consolidated financial statements as of December 31, 2021 and 2020 and for the years then-ended, and as of June 30, 2022 and 2021 and for the six-month periods then ended. Subsequently, these material weaknesses also resulted in audit adjustments to revenue, deferred revenue, accrued expenses, additional paid-in capital and stock-based compensation expense to the consolidated financial statements as of December 31, 2022 and 2023 and for the years then-ended. These material weaknesses also resulted in misstatements to prepaid expenses and other current assets and sales and marketing to the consolidated financial statements as of and for the quarter ended September 30, 2023. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Additionally, prior to our acquisition of Southern, Southern reported multiple material weaknesses related to control environment, risks of material misstatement, period-end financial reporting and IT general controls in our Form S-1 filed on September 19, 2023. Those material weaknesses resulted in audit adjustments to substantially all of Southern’s accounts, which were recorded prior to the issuance of the consolidated financial statements of Southern as of December 31, 2022, 2021 and 2020 and for the years then-ended. Subsequently, those material weaknesses also resulted in a revision to the previously issued consolidated financial statements of Southern as of December 31, 2022 and 2021 and for the years then-ended, and the interim periods ended June 30, 2022 and 2021, to correct for errors in revenues and deferred revenues. Also, in connection with the preparation of Southern’s financial statements for the interim period ended March 31, 2023, Southern identified an error related to the accounting for prepaid passenger ticket deposits. Southern’s management determined that this error was the result of the previously reported material weaknesses. This error was corrected in Southern’s financial statements as of December 31, 2022 and 2021 and for the years then-ended and the interim periods ended June 30, 2022 and 2021 as a revision to previously issued financial statements.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Southern’s operations, control processes and information systems into our systems and control environment.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2024, the following risk factor has been identified in addition to those already disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023:

Risks Related to Ownership of Our Common Stock

We may fail to qualify for continued listing on the NYSE, which could make it more difficult for our stockholders to sell their shares.

Our Common Stock is listed on the NYSE under the symbol “SRFM.” We are required to satisfy the continued listing requirements of the NYSE to maintain such listing, including, among other things, the maintenance of a certain market capitalization and average closing price of our Common Stock.

On April 2, 2024, we received formal notice from the NYSE indicating that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock was less than $1.00 over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.

Additionally, on May 20, 2024, we received formal notice from the NYSE indicating that we were no longer in compliance with Section 802.01B of the NYSE Listed Company Manual because our average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. We subsequently submitted a plan within 45 days of the notice advising the NYSE of definitive action we have taken or will take to be in compliance with Section 802.01B within 18 months of receipt of the notice. If our plan is not accepted, we would be subject to delisting proceedings. If the NYSE accepts our plan, our Common Stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to our compliance with the plan and other continued listing standards. The NYSE will review us on a quarterly basis to confirm compliance with the plan. If we fail to comply with the plan or do not meet the continued listing standards at the end of the 18-month cure period, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.

There can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If our stock price does not increase and if our market capitalization does not meet the minimum standards, we may not be able to meet the standards for continued listing on the NYSE within the compliance period. In the event that we do not regain compliance with the NYSE continued listing standards, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our Common Stock;
•
an adverse effect on the market price of our Common Stock;
•
loss of confidence from stakeholders, employees and potential business partners;
•
reduced liquidity with respect to our Common Stock;
•
a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our Common Stock among certain investors;
•
a limited amount of news and analyst coverage for our company; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2024, we issued an aggregate of 137,729 shares of Common Stock to one accredited investor for in-kind services worth $137,500 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

In June 2024, we issued an aggregate of 4,856,727 shares of Common Stock to one accredited investor for in-kind services worth $2,000,000 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

3.2	Amended and Restated Bylaws of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

10.1	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).

10.2

Amendment to Employee Agreement, dated as of May 20, 2024, but effective as of May 15, 2024, by and between Surf Air Mobility Inc. and R. Stanley Little (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1/A, filed on July 11, 2024).

10.3

Amended and Restated Employment Agreement dated May 17, 2024, but effective as of May 15, 2024, by and between Surf Air Mobility Inc. and Deanna White (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2024).

10.4

Amendment to Employment Agreement dated May 20, 2024, by and between Surf Air Mobility Inc. and Oliver Reeves (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A, filed on July 11, 2024).

10.5

Mandatory Convertible Security, dated August 7, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9 2024).

10.6

Security Purchase Agreement, dated March 1, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2024).

10.7

Joint Venture Agreement, dated August 9, 2024, between Surf Air Mobility Inc. and Palantir Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 13, 2024).

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

Surf Air Mobility Inc. (Registrant)

Date: August 14, 2024	/s/ Deanna White
Deanna White Interim Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)