Form 10-Q
period 2024-09-30
SURF AIR MOBILITY INC.
filed 2024-11-14
CIK 1936224

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, 15,508,391 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations and liquidity, which will depend on operating performance, cash flow and ability to secure adequate financing;
•
the Company’s ability to meet the requirements of its term loan credit facility or other debt obligations;
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
•
the outcome of any legal proceedings that might be instituted against the Company; and
•
risks associated with the Company’s ability to comply with applicable laws, government regulations and rules and standards of the New York Stock Exchange as well as with changes in applicable laws or regulations, and the impact of the regulatory environment.

All forward-looking statements included herein attributable to the Company or any person acting on any party’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, the Company undertakes no obligations to update these forward-looking statements for any reason, including to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash	$506	$1,720
Accounts receivable, net	4,360	4,965
Prepaid expenses and other current assets	9,310	11,051
Total current assets	14,176	17,736
Restricted cash	616	711
Property and equipment, net	44,005	45,991
Intangible assets, net	24,004	26,663
Operating lease right-of-use assets	8,767	12,818
Finance lease right-of-use assets	1,194	1,343
Other assets	5,117	5,727
Total assets	$97,879	$110,989
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$26,791	$18,854
Accrued expenses and other current liabilities	72,863	59,582
Deferred revenue	14,685	19,011
Current maturities of long-term debt	4,822	5,177
Operating lease liabilities, current	3,707	4,104
Finance lease liabilities, current	259	215
SAFE notes at fair value, current	22	25
Convertible notes at fair value, current	—	7,715
Due to related parties, current	9,953	25,431
Total current liabilities	133,102	140,114
Long-term debt, net of current maturities	17,707	20,617
Convertible notes at fair value, non-current	8,036	—
Operating lease liabilities, long term	3,215	5,507
Finance lease liabilities, long term	1,013	1,137
Due to related parties, long term	48,997	1,673
Other long-term liabilities	21,419	19,426
Total liabilities	$233,489	$188,474
Commitments and contingencies (Note 12)
Shareholders’ deficit:
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both September 30, 2024 and December 31, 2023; 13,489,712 shares issued and outstanding as of September 30, 2024 and 10,878,633 shares issued and outstanding as of December 31, 2023	$1	$1
Additional paid-in capital	543,097	525,049
Accumulated deficit	(678,708)	(602,535)
Total shareholders’ deficit	$(135,610)	$(77,485)
Total liabilities and shareholders’ deficit	$97,879	$110,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$28,386	$21,967	$91,376	$33,669
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,496	20,610	83,714	34,309
Technology and development	5,710	2,877	18,377	4,506
Sales and marketing	1,282	4,529	6,869	7,850
General and administrative	415	55,618	44,620	73,354
Depreciation and amortization	2,121	1,356	6,161	1,875
Total operating expenses	37,024	84,990	159,741	121,894
Operating loss	$(8,638)	$(63,023)	$(68,365)	$(88,225)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(1,249)	$(10,926)	$(1,918)	$(49,426)
Interest expense	(2,087)	(935)	(5,669)	(1,632)
Gain (loss) on extinguishment of debt	—	63	—	(326)
Other expense	(265)	(3,359)	(316)	(3,664)
Total other income (expense), net	$(3,601)	$(15,157)	$(7,903)	$(55,048)
Loss before income taxes	(12,239)	(78,180)	(76,268)	(143,273)
Income tax benefit	14	3,571	95	3,571
Net loss	$(12,225)	$(74,609)	$(76,173)	$(139,702)
Net loss per share applicable to common shareholders, basic and diluted	$(0.94)	$(9.55)	$(6.40)	$(35.21)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	12,970,898	7,813,573	11,908,406	3,967,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit

Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share data)

(Unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at June 30, 2024	—	$—	—	$—	12,432,775	$1	$538,392	$(666,483)	$(128,090)
Issuance of common stock related to restricted shares	—	—	—	—	154,452	—	—	—	—
Issuance of common shares under Share Purchase Agreement	—	—	—	—	1,353,721	—	2,870	—	2,870
Shares received as consideration for Mandatory Convertible Security	—	—	—	—	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	—	—	—	—	448,764	—	910	—	910
Stock-based compensation expense	—	—	—	—	—	—	2,721	—	2,721
Net loss	—	—	—	—	—	—	—	(12,225)	(12,225)
Balance at September 30, 2024	—	$—	—	$—	13,489,712	$1	$543,097	$(678,708)	$(135,610)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at June 30, 2023	234,856,003	$133,667	83,819,163	$8,889	1,916,832	$—	$128,708	$(416,932)	$(279,335)
Exercise of warrants	—	—	—	—	543,211	—	128	—	128
Exercise of stock options	—	—	—	—	19,242	—	161	—	161
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	1,559,456	—	137,463	—	137,463
Conversion of class B-6s convertible preferred shares to common shares	—	—	(107,379,464)	(19,383)	684,814	—	19,383	—	—
Issuance of common stock related to restricted shares	—	—	—	—	37,203	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	2,480,765	1	86,826	—	86,827
Issuance of common stock for business acquisition	—	—	—	—	2,321,423	—	81,250	—	81,250
Issuance of common stock related to contract termination	—	—	—	—	90,714	—	3,175	—	3,175
Issuance of common stock in settlement of advisor accrual	—	—	—	—	2,142	—	75	—	75
Issuance of common shares under GEM Purchase	—	—	—	—	142,857	—	25,000	—	25,000
Issuance of common shares under Share Purchase Agreement	—	—	—	—	757,142	—	13,020	—	13,020
Shares repurchased for employee tax withholding	—	—	—	—	(57,666)	—	(1,273)	—	(1,273)
Share-based compensation expense	—	—	—	—	—	—	25,922	—	25,922
Net loss	—	—	—	—	—	—	—	(74,609)	(74,609)
Balance at September 30, 2023	—	$—	—	$—	10,498,135	$1	$519,838	$(491,541)	$28,298

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' (Deficit)/Equity
Balance at December 31, 2023	—	$—	—	$—	10,878,633	$1	$525,049	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares					215,436	—	—	—	—
Issuance of common stock related to stock option exercises	—	—	—	—	278	—	1	—	1
Issuance of common stock under software license agreement	—	—	—	—	1,272,687	—	6,000	—	6,000
Issuance of common stock under marketing agreement	—	—	—	—	26,144	—	187	—	187
Issuance of common shares under Share Purchase Agreement	—	—	—	—	1,547,770	—	4,326	—	4,326
Shares received as consideration for Mandatory Convertible Security	—	—	—	—	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	—	—	—	—	448,764	—	910	—	910
Stock-based compensation expense	—	—	—	—	—	—	8,420	—	8,420
Net loss	—	—	—	—	—	—	—	(76,173)	(76,173)
Balance at September 30, 2024	—	$—	—	$—	13,489,712	$1	$543,097	$(678,708)	$(135,610)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2022	229,144,283	$130,667	71,478,742	$3,414	1,783,919	$—	$126,336	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of debt to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	672,509	—	128	—	128
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of stock options	—	—	—	—	22,857	—	191	—	191
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	1,559,456	—	137,463	—	137,463
Conversion of class B-6s convertible preferred shares to common shares	—	—	(107,379,464)	(19,383)	684,814	—	19,383	—	—
Issuance of common stock related to restricted shares	—	—	—	—	37,203	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	2,480,765	1	86,826	—	86,827
Issuance of common stock for business acquisition	—	—	—	—	2,321,423	—	81,250	—	81,250
Issuance of common stock related to contract termination	—	—	—	—	90,714	—	3,175	—	3,175
Issuance of common stock in settlement of advisor accrual	—	—	—	—	2,142	—	75	—	75
Issuance of common shares under GEM Purchase	—	—	—	—	142,857	—	25,000	—	25,000
Issuance of common shares under Share Purchase Agreement	—	—	—	—	757,142	—	13,020	—	13,020
Shares repurchased for employee tax withholding	—	—	—	—	(57,666)	—	(1,273)	—	(1,273)
Share-based compensation expense	—	—	—	—	—	—	27,866	—	27,866
Net loss	—	—	—	—	—	—	—	(139,702)	(139,702)
Balance at September 30, 2023	—	$—	—	$—	10,498,135	$1	$519,838	$(491,541)	$28,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(76,173)	$(139,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,161	1,875
Loss on extinguishment of debt	—	326
Gain on sale of property and equipment	(187)	—
Non-cash operating lease expense	4,184	757
Stock-based compensation expense	14,643	35,388
Changes in fair value of financial instruments carried at fair value, net	1,918	49,426
Amortization of debt discounts and debt issuance costs	137	48
Deferred income taxes	(95)	(3,571)
Changes in operating assets and liabilities:
Accounts receivable, net	605	399
Prepaid expenses and other current assets	1,308	(6,315)
Other assets	610	(671)
Accounts payable	13,575	1,488
Due to a related party	2,548	(525)
Accrued expenses and other current liabilities	8,442	14,972
Deferred revenue	(4,311)	1,634
Operating lease liabilities	(4,086)	(571)
Other liabilities	(21)	(33)
Cash flows used in operating activities	$(30,742)	$(45,075)
Cash flows from investing activities:
Purchase of property and equipment	(2,673)	(11,653)
Net cash received from Southern Acquisition	—	678
Internal-use software development costs	(1,792)	(148)
Net cash used in investing activities	$(4,465)	$(11,123)
Cash flows from financing activities:
Payments of borrowings on convertible notes	—	(40)
Principal payments on long-term debt	(2,331)	(586)
Proceeds from borrowings of SAFE notes	—	3,716
Proceeds from advances under Share Purchase Agreement	3,894	4,500
Proceeds from collateralized borrowings, net of repayment	2,847	(33)
Proceeds from borrowings on convertible notes	—	8,000
Proceeds from borrowings from related parties	29,662	16,477
Payments of borrowings from related parties	—	(114)
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	—	3,000
Proceeds from sale of common stock	—	25,000
Common stock repurchases for employee tax withholding	—	(1,273)
Common stock issued for contract termination	—	3,175
Proceeds from the exercise of ordinary warrants	—	128
Proceeds from exercise of stock options	1	191
Payment of finance lease obligations	(175)	(30)
Net cash provided by financing activities	$33,898	$62,111
Increase (decrease) in cash, cash equivalents and restricted cash	(1,309)	5,913
Cash, cash equivalents and restricted cash at beginning of period	2,431	912
Cash, cash equivalents and restricted cash at end of period	$1,122	$6,825

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

Reverse Stock Split

On August 16, 2024, the Company effected a seven-for-one reverse stock split for all shares of the Company’s common stock issued and outstanding. As a result of the reverse stock split, every seven shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the reverse stock split were settled by cash payment.

Options, and other like awards, to purchase the Company’s common stock were also adjusted in accordance with their terms to reflect the reverse stock split.

Adjustments resulting from the reverse stock split have been retroactively reflected as of all periods presented herein.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders were to receive 2,321,429 shares of the Company’s common stock, which was based on the aggregate merger consideration of $81.25 million at the $35.00 per share opening price on the first day of listing of the Company’s common stock. In total, 2,321,423 shares of Company common stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. As discussed in Note 12, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.7 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2024. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company has made monthly payments of $34 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.8 million as of September 30, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s leased aircraft due to the late filing of the Company’s 2022 property tax return. As of September 30, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of September 30, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (as defined below); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement with PFG. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2024. Additionally, the Company was in arrears of $818 thousand in contractual interest payments due under the Convertible Note Purchase Agreement. This has resulted in PFG applying a default rate of interest of 15.75% on outstanding amounts. (see Note 8, Financing Arrangements).

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at September 30, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of September 30, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company in July 2023 of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the share purchase agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”), and $14.0 million in cumulative funding through advances and share draws under the Share Purchase Agreement with GEM. As of September 30, 2024 the Company has not made any payments under this payment plan.

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

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances and draws under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security). During the nine months ended September 30, 2024, the Company received an additional $2.5 million in advances under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-274573) with the U.S. Securities and Exchange Commission (the “SEC”), registering up to 3.6 million shares of the Company’s common stock, which represents 142,857 shares of the Company’s common stock issued to GEM under the GEM Purchase Agreement, 185,714 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 571,429 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 2,671,429 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. Additionally, the Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50 million under the Share Purchase Agreement, (collectively, the “Prior Registration Statements”). In connection with the GEM Mandatory Convertible Security (see Note 9, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statements on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statements have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of September 30, 2024, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $298.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of September 30, 2024, GEM held 9.4% of the then fully-diluted shares of the Company. At September 30, 2024, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 686 thousand shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violations with the New York Stock Exchange. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its ability to raise capital through the Share Purchase Agreement.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes, as included in the Company’s Form 10-K filed on March 29, 2024. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2023.

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

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. DOT in relation to certain air routes served by the Company under the EAS program, amounts due from airline and non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of September 30, 2024, and December 31, 2023. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Mandatory Convertible Security

The Company’s Mandatory Convertible Security with GEM, entered into as of August 7, 2024, is a financial instrument whereby GEM is able to convert portions of the par amount, either before or at maturity, into shares of common stock of the Company. Due to certain provisions included in the Mandatory Convertible Security, including potential settlement of the outstanding par amount in a variable number of shares of the Company’s common stock, it has been classified as a liability as of September 30, 2024 (see Note 9, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security).

The Company has accounted for the Mandatory Convertible Security as an equity-linked debt instrument, which requires it to be remeasured to fair value at each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

The fair value of the Mandatory Convertible Security is estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, contractual term, and the risk-free interest rate as of the valuation date. The estimated fair value of the instrument is considered a Level 3 fair value measurement as there are significant inputs not observable in the market. The resulting liability is included as part of Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Collateralized Borrowings

On August 9, 2024, the Company entered into a new revolving accounts receivable financing arrangement that will allow the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, a subsidiary of Southern. The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

Accordingly, the accounts receivable remain on the Company’s Condensed Consolidated Balance Sheets until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Condensed Consolidated Statements of Operations.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact this standard will have on our disclosures.

Note 3. Business Combination

On July 27, 2023, the Company completed the acquisition of all issued and outstanding shares of Southern. The Southern Acquisition expands the Company’s regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Total consideration is comprised of $81.25 million of equity consideration, through the issuance of 2,321,429 shares of the Company’s common stock on close of the Southern Acquisition and $699 thousand of payments made by the Company to settle debt obligations of Southern, which were not assumed as part of the acquisition. As the transaction closed prior to the Company’s listing on the NYSE on July 27, 2023, the fair value of the common stock issued to Southern stockholders was based on the opening trading price of the Company’s common stock on July 27, 2023 of $35.00 per share.

Subsequent to the issuance of shares of the Company’s common stock as purchase consideration, the Company repurchased 57,666 shares from employees for $1.3 million in satisfaction of employee tax withholdings related to such issuance.

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

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$271	$2,306
Prepaid software	2,302	2,647
Prepaid marketing	2,441	2,406
Engine reserves	1,798	1,150
Vendor operator prepayments	406	634
Prepaid fuel	278	301
Other	1,814	1,607
Total prepaid expenses and other current assets	$9,310	$11,051

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Aircraft, equipment and rotable spares	$41,644	$39,196
Equipment purchase deposits	2,000	5,000
Leasehold improvements	2,263	2,479
Office, vehicles and ground equipment	1,239	1,179
Internal-use software	2,300	508
Property and equipment, gross	49,446	48,362
Accumulated depreciation	(5,441)	(2,371)
Property and equipment, net	$44,005	$45,991

The Company recorded depreciation expense of $1.1 million and $616 thousand for the three months ended September 30, 2024 and 2023, respectively. The Company recorded depreciation expense of $3.3 million and $824 thousand for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, any gain or loss on disposal of property and equipment was not material.

Note 6. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	242	242
Intangible assets, gross	37,474	37,474
Accumulated amortization	(13,470)	(10,811)
Intangible assets, net	$24,004	$26,663

The Company recorded amortization expense of $1.0 million and $664 thousand for the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense of $2.8 million and $961 thousand for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of September 30, 2024 is as follows (in thousands):

Amount
Remainder of 2024	$886
2025	3,051
2026	2,915
2027	2,764
2028	2,577
Thereafter	11,811
Total	$24,004

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$32,974	$26,751
Accrued professional services	10,815	11,473
Excise and franchise taxes payable	7,712	7,672
Collateralized borrowings	5,815	2,977
Software license fee payable	8,375	2,000
Aircraft contract termination payable	—	1,454
Accrued Monarch legal settlement	1,314	1,314
Insurance premium liability	—	1,131
Accrued major maintenance	1,245	980
Interest and commitment fee payable	126	190
Statutory penalties	282	520
Other accrued liabilities	4,205	3,120
Total accrued expenses and other current liabilities	$72,863	$59,582

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that currently allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, LLC,a subsidiary of Southern. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended September 30, 2024, the Company borrowed a total of $14.9 million under this financing facility, of which $12.9 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended September 30, 2024 amounted to $82 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2024, the Company borrowed a total of $38.0 million under this financing facility, of which $35.2 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the nine months ended September 30, 2024 amounted to $341 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2024, and December 31, 2023, the outstanding amount due under this facility amounted to $2.8 million and $3.0 million, respectively. As of September 30, 2024, and December 31, 2023, the Company was in compliance with all covenants.

In addition, during the three months ended September 30, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program, As of September 30, 2024, the Company has recorded $3.0 million within Collateralized borrowings. Such amounts are collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern.

Note 8. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$42	$257
Note payable to bank, fixed interest rate of 4.65%, due November 2025	9	15
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	140	184
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	14,368	16,476
Notes payable to Skywest, fixed interest rates of 4% and 9%, due April 2028 and November 2024, respectively	4,944	5,656
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	3,026	3,206
Long-term debt, gross	22,529	25,794
Current maturities of long-term debt	(4,822)	(5,177)
Long-term debt, net of current maturities	$17,707	$20,617

Future maturities of total debt as of September 30, 2024 are as follows (in thousands):

Amount
Remainder of 2024	$2,925
2025	2,512
2026	2,710
2027	12,032
2028	685
Thereafter	1,665
Total	$22,529

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of September 30, 2024, the Company was in compliance with all covenants in the loan agreements.

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

On July 27, 2023, the Company received $8.0 million in funding, following satisfaction of all conditions precedent outlined under the Convertible Note Purchase Agreement. Based on the $35.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 190,476 shares of the Company’s common stock.

Fair value of convertible notes (in thousands):

	Fair Value at
	September 30, 2024	December 31, 2023
Convertible Note Purchase Agreement	8,036	7,715
Total	$8,036	$7,715

The Company is subject to customary affirmative covenants and negative covenants with respect to the Convertible Note Purchase Agreement. These covenants are in the form of minimum liquidity requirements the Company must maintain. The Company has received a waiver from PFG regarding the maintenance of minimum cash requirement of $10 million. The waiver effectively waives the requirement through the maturity date of December 31, 2024. As of September 30, 2024, the Company was in arrears of $818 thousand in contractual interest payments due under the Convertible Note Purchase Agreement. This has resulted in PFG applying a default rate of interest of 15.75% on outstanding amounts. As of September 30, 2024, PFG has taken no other actions to enforce its rights under the Convertible Note Purchase Agreement. In November 2024, the Convertible Note Purchase Agreement was amended to, among other things, extend the maturity date to December 31, 2028 (see Note 19, Subsequent Events).

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of September 30, 2024 and December 31, 2023, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2024 and December 31, 2023. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net, within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	September 30, 2024	December 31, 2023
SAFE-T	22	25
Total	$22	$25
Less: SAFE notes at fair value, current	(22)	(25)
SAFE notes at fair value, long term	$—	$—

Note 9. Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security

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

On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million (the “Aggregate Limit”) and increase the Commitment Fee to GEM to 571,429 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 571,429 shares of its common stock to GEM in full satisfaction of the commitment fee. The Company has deposited 2,571,429 shares of common stock into an escrow account as of September 30, 2024, as required under the SPA, which is intended to be at least two times the number of shares contemplated to settle the advance upon the close of the pricing period for the advance. The number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a 15 day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional purchases under the SPA.

On June 15, 2023, July 21, 2023, and July 24, 2023, the SPA was further amended to modify the number of shares of the Company’s common stock to be issued to GEM at the time of a public listing transaction of the Company from an amount equal to 0.75% of the Company’s fully-diluted shares of common stock outstanding to a fixed 185,714 shares of the Company’s common stock. The amendments to the SPA also modified certain registration requirements whereby the Company was obligated to file a re-sale registration statement within 5 business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company issued 185,714 shares of the Company’s common stock to GEM in full satisfaction of this provision. Pursuant to GEM’s associated registration rights, the Company filed a re-sale registration statement, covering the 185,714 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the fair value of the GEM commitment was $0 and $11.3 million, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net, on the Condensed Consolidated Statements of Operations.

During the three month ended September 30, 2024, the Company settled $2.5 million in prior advances received from GEM through the issuance of 1,311,235 shares of the Company’s common stock. For these settlements, the Company received total proceeds of $0.1 million and $1.4 million during the three and nine months ended September 30, 2024, respectively, through draws under the SPA. This resulted in the issuance of 42,486 and 194,049 shares of the Company’s common stock during the three and nine months ended September 30, 2024, respectively. Additionally, liabilities to advances received under the SPA prior to March 1, 2024 were reclassified as part of the Mandatory Convertible Security.

GEM Purchase

On June 15, 2023, and amended on July 21, 2023, and July 24, 2023, the Company and GEM entered into the SPA whereby GEM would purchase 142,857 shares of the Company’s common stock for cash consideration of $25.0 million upon the successful public listing of the Company’s shares. Under the terms of the agreement, the Company is obligated to file a re-sale registration statement, covering the 142,857 shares issued, within five business days of the Company’s public listing. On July 27, 2023, concurrent with the Company’s direct listing, the Company received the $25.0 million cash consideration contemplated in the SPA, in exchange for the issuance of 142,857 shares of the Company’s common stock. Pursuant to the associated registration rights, the Company filed a re-sale registration statement, covering the 142,857 shares, on August 2, 2023, which was declared effective by the SEC on September 28, 2023.

GEM Mandatory Convertible Security

On March 1, 2024, Company entered into a mandatory convertible security purchase agreement (the “MCSPA”) with GEM. Pursuant to the MCSPA, the Company has agreed to issue and sell to GEM, and GEM has agreed to purchase from the Company, a mandatory convertible security with a par amount of up to $35,200,000 (the “Mandatory Convertible Security”), which shall be convertible into a maximum of 1,142,857 shares of the Company’s common stock, par value $0.0001 per share, subject to adjustment as described in the MCSPA.

The Company issued the Mandatory Convertible Security on August 7, 2024 (the “Closing Date”). The Mandatory Convertible Security will mature on August 7, 2029 (the “Maturity Date”), unless earlier converted or redeemed pursuant to the terms set forth in the Mandatory Convertible Security. As partial consideration for GEM’s purchase of the Mandatory Convertible Security, GEM delivered to the Company 900,000 shares of the Company’s common stock. In addition, the Company’s ability to take both regular drawdowns of up to $300 million and advance drawdowns of up to $100 million pursuant to the Company’s share subscription facility with GEM, which provides the Company with the option from time to time to direct GEM to purchase a specified number of shares of the Company’s common stock for an aggregate purchase price of up to $400 million, was restored to full capacity. The respective formulas that the Company and GEM used to determine the par amount of the Mandatory Convertible Security and the consideration for GEM’s purchase of the Mandatory Convertible Security are each set forth in the MCSPA.

On the Maturity Date, the Company will pay to GEM, at the Company’s option, cash or shares of the Company’s common stock in an amount equal to the then outstanding par amount of the Mandatory Convertible Security divided by the lesser of (a) $4.45 (the “Fixed Conversion Price”) and (b) the average of the five lowest volume-weighted average prices per share for the Company’s common stock trading on the NYSE during the 30 trading days immediately preceding the Maturity Date (the “Floating Conversion Price”).

Prior to the Maturity Date, GEM will have the option to convert any portion of the Mandatory Convertible Security into shares of the Company’s common stock at a conversion rate equal to the portion of the par amount to be converted into shares of the Company’s common stock divided by the lesser of (a) the Fixed Conversion Price and (b) the Floating Conversion Price. If, following the conversion by GEM of any portion of the Mandatory Convertible Security into 1,142,857 shares of the Company’s common stock at any time prior to the Maturity Date, any par amount of the Mandatory Convertible Security remains outstanding, the Company will have the option to (x) increase the maximum number of shares of the Company’s common stock into which the Mandatory Convertible Security may convert, with such increase to be at the Company’s sole discretion, (y) pay to GEM an amount in cash equal to 115% of the remaining outstanding par amount or (z) increase the remaining outstanding par amount by 15% of the amount outstanding immediately after issuance of the 1,142,857 shares of the Company’s common stock. GEM may not convert any portion of the Mandatory Convertible Security into shares of the Company’s common stock to the extent that GEM (together with its affiliates and any other parties whose holdings would be aggregated with those of GEM for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) would beneficially own more than 4.99% of the shares of the Company’s common stock outstanding after such conversion; provided, however, that GEM may increase or decrease such maximum limitation percentage to not more than 9.99% upon 61 days’ notice to the Company.

The Company may, at its option, redeem the Mandatory Convertible Security, in whole or in part, in cash at a price equal to 115% of the outstanding par amount to be redeemed.

Pursuant to the terms of the MCSPA and the Mandatory Convertible Security, GEM has agreed that, beginning March 1, 2024 and for so long as any shares of the Company’s common stock are beneficially owned by GEM (together with its affiliates and any entity managed by GEM, the “GEM Entities”), the GEM Entities will limit the daily volume of sales of shares of the Company’s common stock then beneficially owned by the GEM Entities to no more than 1/10th of the daily trading volume of shares of the Company’s common stock on the NYSE on the trading day immediately preceding the applicable date of such sales.

During the three months ended September 30, 2024, GEM converted $910 thousand of the par amount of the Mandatory Convertible Security, through the issuance of 448,764 shares of the Company’s common stock.

A liability of $16.4 million associated with the Mandatory Convertible Security was recorded as of the Closing Date. The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 10. Fair Value Measurements). For the three months ended September 30, 2024, the Company recorded a change in fair value of $1.2 million related to the Mandatory Convertible Security, resulting in a liability of $13.4 million as of September 30, 2024, which was included as part of other long-term liabilities within the Condensed Consolidated Balance Sheets. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

	August 7, 2024	September 30, 2024
Par amount	35,200	34,290
Probability of default	15.8%	15.5%
Expected volatility	130.6%	134.2%
Discount rate	3.8%	3.6%
Share price	$1.995	$1.340

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$8,036	$8,036
SAFE notes at fair value	—	—	22	22
Mandatory convertible security	—	—	13,420	13,420
GEM derivative liability	—	—	—	—
Total financial liabilities	$—	$—	$21,478	$21,478

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,715	$7,715
SAFE notes at fair value	—	—	25	25
GEM derivative liability	—	—	11,333	11,333
Total financial liabilities	$—	$—	$19,073	$19,073

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	Mandatory Convertible Security	GEM Derivative Liability
Balance at December 31, 2023	$7,715	$25	$—	$11,333
Advances received on share purchase agreement	—	—	—	2,500
Draws on share purchase agreement	—	—	—	1,394
Borrowings on convertible notes	34	—	—	—
Settlement in common shares	—	—	(910)	(4,326)
Change in fair value	287	(3)	1,201	433
Reclassifications			13,129	(11,334)
Balance at September 30, 2024	$8,036	$22	$13,420	$—

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$22,529	$22,506	$25,794	$26,036
Term notes payable to related parties	$48,272	$48,191	$18,610	$18,541

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

Note 11. Warrants

Preferred Share Warrants

Convertible Preferred Share Warrant Liability

There were no convertible preferred share warrants issued in the nine months ended September 30, 2024. The convertible preferred share warrants issued and outstanding as of September 30, 2023 were 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 17,276 warrants for the purchase of the Company’s common stock at a ratio of 22.4 Surf Air preferred warrants to 1 warrant for the purchase of the Company’s common stock. The exercise price for all warrants is $267.61 per share.

Warrants to purchase shares of convertible preferred stock were classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets, as of September 30, 2023, and were subject to remeasurement to fair value at each balance sheet date with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value through the date of the Internal Reorganization. As all converted warrants are for the purchase of common stock, and not preferred interests, the liability as of the date of the Internal Reorganization was reclassified to additional paid-in capital.

Note 12. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of September 30, 2024 and December 31, 2023, the Company capitalized $2.8 million and $2.5 million, respectively, related to the software that Palantir has provided to the Company. During the nine months ended September 30, 2024, the Company settled $6.0 million in outstanding payables to Palantir through the issuance of 1,272,687 shares of the Company's common stock. As of September 30, 2024, the Company had $31.0 million in remaining commitments under this agreement, of which $2 million will be settled in the fourth quarter of 2024.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. The $12.5 million of deposits were recorded to technology and development expenses within the Company’s consolidated statements of operations during the fourth quarter of 2023. During the three months ended September 30, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million are due in December 2024. The remaining $35 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the three months ended September 30, 2024 the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. As of September 30, 2024, the Company has made deposits of $2.0 million under this agreement, with the Company being required to make an additional deposit of $2.0 million during the fourth quarter of 2024 and a total of $6.0 million in deposits during 2025.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of September 30, 2024.

Palantir Joint Venture

On August 9, 2024, the Company entered into a joint venture agreement (the “JV Agreement”) with Palantir. Pursuant to the JV Agreement, the Company expects to establish Surf Air Technologies LLC (“Surf Air Technologies”), a subsidiary of the Company, in order to help develop, market, sell, maintain, and support an artificial intelligence-powered software platform for the advanced air mobility industry, which is expected to be powered by Palantir, to provide operators of all types of aircraft, amongst other software products and solutions, with systems for the management of planes, airline operations, and customer facing applications (the “Software Platform”).

The JV Agreement provides that the Company will assign certain agreements regarding subscription access to certain of Palantir’s proprietary commercial software platforms (the “Palantir Platforms”) to Surf Air Technologies. The Company has agreed to contribute the software and intellectual property the Company has developed relating to the Software Platform; the data and know-how from its operations on an ongoing basis to support the development, maintenance, support, and operation of the Software Platform; and the employees and contractors directly involved in developing the Software Platform. Palantir has agreed to contribute a service contract to provide implementation engineering services in support of Surf Air Technologies’ use of the Palantir Platforms, which may include its interface to Software Platform. Surf Air Technologies is also expected to be capitalized by outside third-party investors sourced by the Company and Palantir, with an initial target raise of not less than $5 million.

The closing of the JV Agreement is anticipated to occur no later than November 30, 2024 and is subject to certain customary conditions, including the following: establishment of Surf Air Technologies as a Delaware limited liability company, signing of an operating agreement, contributions by each party to Surf Air Technologies, the securing and funding of outside capital, receipt of internal approvals by the Company and Palantir.

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

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of September 30, 2024 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of September 30, 2024 and December 31, 2023.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were expected to have a material adverse effect on the Company as of September 30, 2024. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

On February 23, 2024, the FAA notified the Company that it was seeking a proposed civil penalty of $0.3 million against the Company for alleged non-compliance with respect to certain regulatory requirements relating to flight officer certifications and required competence checks for flights flown during the fourth quarter of 2022. The Company filed an appeal to the imposed penalty and, as part of the appeal, provided a counter-offer to the FAA of $32 thousand for full resolution of the matter. The Company is currently awaiting a response to this counter-offer. As of September 30, 2024, the Company has recorded $0.3 million as an accrued expense on the Condensed Consolidated Balance Sheet.

On October 17, 2023, the Company received a letter of intent from the FAA regarding an investigation into the Company’s Hawaii operations, whereby the Company is alleged to have operated flights beyond their required maintenance intervals during the fourth quarter of 2023. Each violation was subject to a civil penalty not to exceed $14,950 per flight. In May 2024, the Company reached a settlement in the amount of $16 thousand for full resolution of this matter.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens upon the payment of such amounts. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $7.7 million and $7.6 million as of

September 30, 2024 and December 31, 2023, respectively. In June 2024, the Company submitted a formal OIC to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will make $34 thousand monthly payments on historical excise tax liabilities while the IRS considers the OIC.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.8 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively.

Note 13. Disaggregated Revenue

The disaggregated revenue for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Scheduled	$22,238	$15,547	$69,461	$17,427
On-Demand	6,148	6,420	21,915	16,242
Total revenue	$28,386	$21,967	$91,376	$33,669

The long-term performance obligations for contractually committed revenues, all of which is related to charter revenue, is recorded in Other long-term liabilities as of September 30, 2024, and December 31, 2023 in the amount of $2.7 million and $2.7 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$20,175	$10,530	$21,726	$9,568
Acquired deferred revenue	$—	$7,329	$—	$7,329
Revenue deferred	12,549	14,415	47,760	27,080
Revenue recognized	(15,309)	(13,743)	(52,071)	(25,446)
Deferred revenue, end of period	$17,415	$18,531	$17,415	$18,531

The Company records deferred revenue (contract liabilities) when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. The Company generally collects payments from customers in advance of services being provided. The Company recognizes deferred revenue as revenue when it meets the applicable revenue recognition criteria, which is usually either over the contract term, or when services have been provided. Accordingly, deferred revenue is classified within Current liabilities in the accompanying Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2024, $13.8 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2023.

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

During the three months ended September 30, 2024, the Company offered the holders of the participation units underlying the Incentive Bonus Plan restricted stock units in exchange for the termination of all existing and future rights under the Incentive Bonus Plan. The offer is for a total pool of 571,429 restricted stock units in exchange for liabilities existing under the Incentive Bonus Plan. During the three months ended September 30, 2024, the Company settled approximately 35% of the participation units under the Incentive Bonus Plan through the issuance of 205,800 restricted stock units, of which 109,000 were fully vested at grant and the remainder will vest twelve months from the settlement date. This resulted in a $9.3 million reversal of previously accrued stock-based compensation during the three months ended September 30, 2024, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company has recorded a total of $6.2 million in stock based compensation expense related to the Incentive Bonus Plan during the nine months ended September 30, 2024. As of September 30, 2024, a total of $22.9 million has been accrued under the Incentive Bonus Plan. Such amounts are included as a portion of Accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet.

Stock Options

Prior to the Company’s direct listing, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2016 Equity Incentive Plan, and subsequent to its direct listing, may grant similar awards under the 2023 Plan.

During the nine months ended September 30, 2024, the Company granted 1,555,992 stock options for purchase of the Company’s common stock to employees, of which 25% vested on the grant date and 25% will vest upon each anniversary over the ensuing three-year period.

A summary of stock option activity for the nine months ended September 30, 2024 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	229,451	8.04	$687	$28.81
Granted	1,555,992	9.66	—	5.69
Exercised	(277)	—	—	—
Canceled	(2,477)	—	—	34.16
Outstanding at September 30, 2024	1,782,689	9.31	7	7.58
Exercisable at September 30, 2024	638,382	7.07	5	8.48

As of September 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $2.4 million with a weighted-average remaining vesting period of approximately 1.49 years.

The assumptions used to estimate the fair value of share options granted during the nine months ended September 30, 2024 and 2023 and were as follows:

	For The Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.97-4.25%	3.55%-3.74%
Expected term (in years)	3.5 - 5.8	5.80
Dividend yield	—	—
Expected volatility	56% - 59%	61%-155%

Warrants

During the nine months ended September 30, 2024, the Company issued 2,072,104 warrants for purchase of the Company’s common stock to non-employee consultants, of which most awards will vest 25% on the grant date and 25% upon each anniversary over the ensuing three-year period. Certain awards will vest only upon the achievement of certain market-based metrics.

A summary of warrant activity for the nine months ended September 30, 2024 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	—	—	$—	$—
Granted	2,072,104	9.73	—	6.03
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at September 30, 2024	2,072,104	9.73	—	6.17
Exercisable at September 30, 2024	93,660	9.73	—	4.26

As of September 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $1.4 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.50 years.

The assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2024 and 2023 and were as follows:

For The Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.52% - 4.25%	—
Expected term (in years)	5.0 - 10.0	—
Dividend yield	—	—
Expected volatility	47% - 56%	—

Restricted Stock Units

During the nine months ended September 30, 2024, the Company issued 380,672 RSUs under the 2023 Plan to employees and non-employee consultants, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of grant date vesting to 2 years.

A summary of RSU activity for the nine months ended September 30, 2024 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2023	110,438	$20.58
Granted	380,672	4.68
Vested/shares issued	(215,436)	11.84
Forfeited, cancelled, or expired	—	—
Unvested RSUs at September 30, 2024	275,674	$5.31

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the nine months ended September 30, 2024 is set forth below:

	Number of RSPAs		Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2023	60,377		$29.05
Granted	—		—
Vested	(17,942)		28.90
Forfeited	—	-	—
Unvested RSPAs at September 30, 2024	42,435		29.12

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

As of September 30, 2024, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $1.2 million, which is expected to be recognized over a weighted average period of 1.82 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units (“PRSU”) activity for the nine months ended September 30, 2024 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2023	428,571	$14.74
Granted	—	—
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at September 30, 2024	428,571	$14.74

The following table represents the various price targets of the Company’s common stock included in the PRSU awards and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$5.00	50,000
10.00	2,875,000
15.00	75,000

A summary of stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	$998	$764	$3,246	$2,350
RSUs	606	1,852	2,029	1,852
RSPAs	171	22,765	519	23,125
PRSUs	774	540	2,308	540
Warrants	172	—	319	—
Management Incentive Bonus Plan	(8,074)	6,667	6,222	6,667
Other	$—	$—	$—	$855
Total Stock Based Compensation	$(5,353)	$32,587	$14,643	$35,388

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2024 and 2023, was a benefit of $14 thousand and $3.6 million, respectively. The Company’s provision for income taxes for the nine months ended September 30, 2024 and 2023, was a benefit of $95 thousand and $$3.6 million, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

During the three and nine months ended September 30, 2023, the Company recorded $3.7 million in acquired net deferred tax liabilities, as part of the Southern Acquisition, primarily due to the excess of book basis over tax basis of the acquired intangible assets. In recording the deferred tax liability, the Company recorded a partial release of the valuation allowance on the Company’s net deferred tax assets, resulting in a discrete tax benefit for federal and state income taxes of $2.7 million and $0.8 million, respectively.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of September 30, 2024. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 16. Related Party Balances and Transactions

Convertible Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the 2017 Note was converted per the conditional conversion agreement dated June 27, 2023. The outstanding principal and interest converted into 28,332,454 convertible preferred shares, which were simultaneously cancelled and converted into 180,691 shares of the Company's common stock.

SAFE Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the SAFE notes issued to LamVen, LLC (“LamVen”), an entity owned by a co-founder of the Company and Park Lane Investments LLC (“Park Lane”), an entity owned by a family member of a co-founder of the Company, with aggregate principal amount of $15.0 million were converted per the conditional conversion agreement dated June 27, 2023 into 103,385,325 convertible preferred shares, which were simultaneously cancelled and converted into 659,341 shares of the Company's common stock. (see Note 8, Financing Arrangements).

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million. On July 21, 2023, in connection with the Internal Reorganization, the SAFE was converted per the conditional conversion agreement dated June 27, 2023 into 47,770,712 convertible preferred shares, which were simultaneously cancelled and converted into 304,658 shares of the Company's common stock. (see Note 8, Financing Arrangements).

Term Notes

The Company entered into term note agreements with LamVen, a related party, and recorded the notes in Due to related parties at carrying value on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the term notes outstanding are as follows (in thousands):

	September 30, 2024	December 31, 2023
Term notes with LamVen, a related party	$48,272	$18,610
Total	$48,272	$18,610

The LamVen notes with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum, remained outstanding as of March 31, 2023. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen (see Note 19, Subsequent Events).

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen (see Note 19, Subsequent Events).

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023, with the remaining $1.5 million under the note received in 2024. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. On April 28, 2024, the note was further amended to extend the maturity date to May 15, 2024 and the principal amount increased to $25.0 million, effective as of April 15, 2024. The Company received $38.2 million as of September 30, 2024. Subsequent to September 30, 2024, the Company received an additional $4.9 million under this note agreement, for an aggregate total of $43.1 million cash received under the note since inception. In November 2024, the note was exchanged for a new secured convertible promissory note with LamVen (see Note 19, Subsequent Events).

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

The outstanding notes at carrying values and accrued interests are recorded within Due to related parties on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

Other Transactions

As of September 30, 2024, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The Company recorded $900 thousand in lease expense during the nine months ended September 30, 2024. On February 1, 2024, the lease term for the four aircraft was extended to a 12- month term starting February 1, 2024 and expiring January 31, 2025. All other terms of the agreements remain the same.

JA Flight Services and BAJ Flight Services

As of September 30, 2024, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $286 thousand and $961 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three and nine months ended September 30, 2024, respectively. Accounts payable of $87 thousand owed to JAFS and BAJFS as of September 30, 2024, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of September 30, 2024, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $461 thousand and $1,268 thousand in combined lease and engine reserve expense attributable to Schuman for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company owed approximately $373 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$1,747	$478
Supplemental schedule of non-cash investing and financing activities:
Common stock issued as payment for software license agreement	$6,000	$—
Issuance of SAFE notes	$—	$4,354
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	$—	$543
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	$—	$3,253
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	$—	$10,494
Conversion of redeemable convertible preferred shares to common shares	$—	$137,463
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$—	$202
Conversion of SAFE notes to common shares	$—	$63,509
Conversion of promissory notes to Class B-6s convertible preferred shares	$—	$4,418
Common stock issued under Share Purchase Agreement	$—	$13,020
Common stock for the acquisition of Southern	$—	$81,250
Common stock issued as settlement of advisor accrual	$—	$75
Reclassification of aircraft deposits to data license fees	$3,000	$—
Common stock received as consideration for Mandatory Convertible Security	$(1,796)	$—
Conversion of Mandatory Convertible Security to common shares	$910	$—
Capitalized interest on convertible notes	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,160	$609
Right-of-use obtained in exchange for new finance lease liabilities	$95	$1,143
Purchases of property and equipment included in accounts payable	$1,528	$258

Note 18. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares. As outlined in “Internal Reorganization” and “Reverse Stock Split” in Note 1, Description of Business, the effects of conversions at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock, and the subsequent seven-for-one reverse stock split for all shares of the Company’s common stock then issued and outstanding, have been applied to outstanding shares of common stock and rights to receive shares of common stock for all periods presented in calculating earnings per share and for presentation within the Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Deficit.

The following table sets forth the computation of net loss per common share (in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(12,225)	$(74,609)	$(76,173)	$(139,702)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	12,970,898	7,813,573	11,908,406	3,967,882
Net loss per share applicable to common shareholders, basic and diluted	$(0.94)	$(9.55)	$(6.40)	$(35.21)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Excluded securities:
Options to purchase common shares	1,782,689	229,616	1,782,689	229,616
Warrants to purchase common shares	2,072,104	—	2,072,104	—
Restricted stock units	704,245	434,351	704,245	434,351
Unvested RSPAs	42,435	66,613	42,435	66,613
Convertible notes (as converted to common shares)	190,476	190,476	190,476	190,476
Mandatory Convertible Security	18,760,850	—	8,021,172	—
Total common shares equivalents	23,552,799	921,056	12,813,121	921,056

Note 19. Subsequent Events

Credit Agreement

On November 14, 2024, the Company entered into a 4-year Credit Agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”), pursuant to which the Company borrowed $44.5 million of term loans, and $5.5 million of delayed draw commitments.

The loans under the Credit Agreement accrue interest at a rate of (x) SOFR (subject to a 1.00% floor) plus (y) 5.00%, and are subject to a prepayment premium for 18 months after the initial funding date. There was a 1.50% fee on the aggregate loans and commitments, paid at the initial funding. The loans under the Credit Agreement have no required amortization.

The obligations of the Company under the Credit Agreement are subject to a security interest on assets of the Company, subject to certain exceptions.

The Credit Agreement is fully backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane (“Credit Support Provider”), and in connection therewith, the Company has entered into a reimbursement agreement with Credit Support Provider described below.

The Credit Agreement contains certain representations and warranties, covenants and events of default. Upon the occurrence of certain events of default, the lenders would have the right to draw upon the letter of credit referenced above.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Credit Support Provider (the “Reimbursement Agreement”), which contains certain representations and warranties, covenants and events of default.

If the backstop letter of credit is drawn upon, the Company will be required to reimburse the Credit Support Provider for the drawn amount of the letter of credit, pay interest to the Credit Support Provider at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to the Credit Support Provider on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Credit Support Provider to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

In connection with the Reimbursement Agreement, Credit Support Provider will have the right to appoint a board observer with respect to the Company.

LamVen Note

On November 14, 2024, the Company entered into a note exchange agreement with LamVen pursuant to which the Company issued a secured convertible promissory note (the “LamVen Note”) in aggregate principal amount of $50.0 million to LamVen, to refinance certain existing notes.

The LamVen Note will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75%. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings and the net cash proceeds from certain asset sales are required to be applied to repay the obligations under the LamVen Note. The scheduled maturity of the LamVen Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

At the election of LamVen from time to time, on one or more occasions, the outstanding principal amount of the LamVen Note (or any portion thereof), together with all accrued but unpaid interest thereon, can be converted into a number of shares of common stock, using a conversion price per share equal to the Minimum Price, as defined in New York Stock Exchange Listed Company Manual Section 312.04(h) (the “Minimum Price”); provided, however, that LamVen shall not be able to convert the LamVen Note if so doing would increase LamVen’s beneficial ownership interest in the Company to 10% or more of the Company’s then outstanding common stock.

In addition, on November 14, 2024, a portion of the principal of existing LamVen notes being refinanced equal to $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024 (the “LamVen Shares”), and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share (the “LamVen Warrants”).

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

Amendment to PFG Convertible Note Purchase Agreement

On November 14, 2024, the Company amended the existing Convertible Note Purchase Agreement with PFG, which had an outstanding principal amount of $8.0 million issued to PFG (the “PFG Note”) upon amendment.

The PFG Note will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75%. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be applied to repay the obligations under the PFG Note. The maturity of the PFG Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

PFG has the right to convert, at its option, the amounts outstanding under the PFG Note into common stock of Company, at a conversion price of $42.00 per share.

The obligations under the PFG Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis reflects the historical results of operations and financial position of Surf Air Mobility Inc., and its consolidated subsidiaries. Prior to the Internal Reorganization (as defined below) on July 21, 2023, these results comprised of the operations of Surf Air Global, Limited., the predecessor to Surf Air Mobility Inc. References in this section to the “Company”, “we”, “us” or “our” refer to Surf Air Mobility Inc, and its consolidated subsidiaries, including Southern Airways Corporation. Unless otherwise indicated, all dollar amounts are set forth in thousands, except share and per share data.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve significant risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Risk Factors” included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 14, 2024 and the factors discussed elsewhere in this Quarterly Report..

Overview of the Business

Surf Air Mobility Inc., a Delaware corporation (the “Company”), is building a regional air mobility ecosystem that will aim to sustainably connect communities. The Company intends to accelerate the adoption of green flying by developing, together with its commercial partners, fully-electric and hybrid-electric powertrain technology to upgrade existing fleets, and by creating a financing and services infrastructure to enable this transition on an industry-wide level.

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

Reverse Stock Split

On August 16, 2024, the Company effected a seven-for-one reverse stock split for all shares of the Company’s common stock then issued and outstanding. As a result of the reverse stock split, every seven shares of the Company’s old common stock was converted into one share of the Company’s new common stock. Fractional shares resulting from the reverse stock split were settled by cash payment.

Options, and other like awards, to purchase the Company’s common stock were also adjusted in accordance with their terms to reflect the reverse stock split.

Adjustments resulting from the reverse stock split have been retroactively reflected as of all periods presented herein.

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the Southern Acquisition, Southern stockholders received 2,321,429 shares of the Company’s common stock.

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

The results of operations of Southern are included in the Company’s condensed consolidated financial statements from the date of acquisition, July 27, 2023, through September 30, 2024. For historical financial information of Southern, prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Company’s Registration Statement on Form S-1 filed with the SEC on November 9, 2023 (the “Registration Statement”), as well as the Form 8-K/A filed August 29, 2023.

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

Beginning in early 2020, the effects and potential effects of the global COVID-19 pandemic, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior with regard to air mobility services, and continuity in business operations created significant uncertainty for the Company. The Company has seen some recovery in on-demand flights through the third quarter of 2024, however the Company’s business has been and will continue to be affected by many changing economic and other conditions beyond the Company’s control, including global events that affect travel behavior. The spread of COVID-19 also disrupted the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales in markets around the world. The Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2023 and through the third quarter of 2024 and believes perceived recessionary risks may impact results for the remainder of 2024. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities through the third quarter of 2024 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Increase/ Decrease	%	2024	2023	Increase/ Decrease	%
Scheduled Flight Hours(1)	17,074	14,218	2,856	20%	51,483	15,867	35,616	224%
On-Demand Flights(2)	819	926	(107)	(12)%	2,721	1,913	808	42%
Scheduled Passengers(3)	87,214	74,142	13,072	18%	266,675	78,011	188,664	242%
Headcount(4)	775	802	(27)	(3)%	775	802	(27)	(3)%
Scheduled Departures(5)	17,508	13,146	4,362	33%	52,094	14,420	37,674	261%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three months ended September 30,		Change
	2024	2023	$	%
Revenue	$28,386	$21,967	$6,419	29%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,496	20,610	6,886	33%
Technology and development	5,710	2,877	2,833	98%
Sales and marketing	1,282	4,529	(3,247)	(72)%
General and administrative	415	55,618	(55,203)	(99)%
Depreciation and amortization	2,121	1,356	765	56%
Total operating expenses	37,024	84,990	(47,966)	(56)%
Operating loss	(8,638)	(63,023)	54,385	(86)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(1,249)	(10,926)	9,677	(89)%
Interest expense	(2,087)	(935)	(1,152)	(123)%
Gain (loss) on extinguishment of debt	—	63	(63)	(100)%
Other expense	(265)	(3,359)	3,094	(92)%
Total other income (expense), net	(3,601)	(15,157)	11,556	(76)%
Loss before income taxes	(12,239)	(78,180)	65,941	(84)%
Income tax benefit	(14)	(3,571)	3,557	(100)%
Net loss	$(12,225)	$(74,609)	$62,384	(84)%

Revenue

Revenue increased by $6.4 million, 29%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For the three months ended September 30,		Change
	2024	2023	$	%
Scheduled	$22,238	$15,547	$6,691	43%
On-Demand	6,148	6,420	(272)	(4)%
Total revenue	$28,386	$21,967	$6,419	29%

Scheduled revenue increased $6.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Scheduled revenue, absent the impact of the Southern Acquisition, decreased by roughly $0.3 million, primarily due to a decrease in membership subscription revenue, from a lower overall membership usage. The increase in scheduled revenue was primarily due to an increase of 18% in scheduled passengers and an 33% increase in scheduled departures, primarily due to the timing of the Southern Acquisition in 2023 and a full three-months of operations in the 2024 period.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $6.9 million, or 33%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was primarily attributable to the increase in scheduled services noted above, primarily due to the timing of the Southern Acquisition in 2023 and a full three-months of operations in the 2024 period.

Technology and Development

Technology and development expenses increased by $2.8 million, or 98%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase was driven primarily by accruals pertaining to the Textron data license of $3.1 million, partially offset by a decrease in labor and labor related expenses for the technology team of $0.3 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $3.2 million, or 72%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease of $2.2 million in employee compensation and commission expenses, due to a reduced headcount and a decrease in brand awareness and digital marketing expenses of $1.0 million, which was incurred during the lead up to the Company’s direct listing in the 2023 period.

General and Administrative

General and administrative expenses decreased by $55.2 million, or 99%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in general and administrative expense is driven primarily by a $37.9 million reduction in stock-based compensation expense, primarily due to the recognition of $22.6 million in listing day RSPA vesting and a $14.7 million reduction in expenses related to the Management Incentive Plan, a $15.3 million reduction in transaction related expenses pertaining to the Company’s direct listing in July 2023, and accrual reductions related to incentive bonus plans of $3.6 million.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.8 million, or 56%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was primarily due overall increases in aircraft depreciation due to capital expenditures subsequent to the 2023 period.

Other Income/(Expense)

Other expense, net decreased by $11.6 million, or 76%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily attributable to a $9.6 million decrease in losses from changes in fair value of financial instruments, due to a significant amount of financial instruments converting to common stock as of the direct listing, and a $3.1 million reduction in other loss due to $3.1 million in contract settlement expense pertaining to the Company’s July 2023 direct listing. This was partially offset by a $1.2 million increase in interest expense due to an overall higher debt Southern Acquisition, other expenses increased by $0.6 million primarily attributable to interest expense associated with the debt instruments acquired from Southern.

Net Loss

The decrease in net loss of $62.4 million, or 84%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily attributable to an increase in revenue of $6.4 million, decreases in general and administrative expenses of $55.2 million, decreases in sales and marketing expense of $3.2 million, and decreases in other expense of $11.6 million. These decreases in expenses were offset by increases in cost of revenue of $6.9 million, increases in technology and development expenses of $2.8 million, increases in depreciation and amortization of $0.8 million, and a decrease of $3.6 million in income tax benefit.

Results of Operations

Results of the Company’s Operations for the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$91,376	$33,669	$57,707	171%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	83,714	34,309	49,405	144%
Technology and development	18,377	4,506	13,871	308%
Sales and marketing	6,869	7,850	(981)	(12)%
General and administrative	44,620	73,354	(28,734)	(39)%
Depreciation and amortization	6,161	1,875	4,286	229%
Total operating expenses	159,741	121,894	37,847	31%
Operating loss	(68,365)	(88,225)	19,860	(23)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(1,918)	(49,426)	47,508	(96)%
Interest expense	(5,669)	(1,632)	(4,037)	(247)%
Gain (loss) on extinguishment of debt	—	(326)	326	(100)%
Other expense	(316)	(3,664)	3,348	(91)%
Total other income (expense), net	(7,903)	(55,048)	47,145	(86)%
Loss before income taxes	(76,268)	(143,273)	67,005	(47)%
Income tax benefit	(95)	(3,571)	3,476	(97)%
Net loss	$(76,173)	$(139,702)	$63,529	(45)%

Revenue

Revenue increased by $57.7 million, 171%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Scheduled	$69,461	$17,427	$52,034	299%
On-Demand	21,915	16,242	5,673	35%
Total revenue	$91,376	$33,669	$57,707	171%

Scheduled revenue increased $52.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Scheduled revenue, absent the impacts of the acquisition of Southern, increased by roughly $0.3 million primarily due to a higher recognized usage of membership subscription revenue. Of the increase in scheduled revenue, $51.9 million was related to the Southern Acquisition, primarily related to EAS revenue of $29.5 million, passenger revenue of $20.8 million, and other revenue of $1.6 million as a result of only including operating results for the period of July 27, 2023 through September 30, 2023 as a result of the Southern Acquisition. On-Demand revenue increased by $5.7 million, or 35%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The Company conducted 2,721 on-demand flights during the nine months ended September 30, 2024, and absent the impact of the acquisition of Southern, the Company conducted 1,916 on-demand charter flights during the nine months ended September 30, 2024 compared to 1,617 on-demand charter flights during the the nine months ended September 30, 2023. The increase in on-demand charter flights was driven by increases in marketing efforts for our on-demand product. Price per trip increased slightly during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a shift in customer preference to more expensive aircraft to service charter trips in 2024, accounting for roughly $3.8 million, or 67% of the total on-demand revenue increase period over period.

With the Southern Acquisition, on-demand revenue increased $1.9 million, or 33%, during the nine months ended September 30, 2024, primarily from Hawaii based operations focusing on providing charter services for construction crews, school events, and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $49.4 million, or 144%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Of the total 2,721on-demand charter flights, and absent the impact of the acquisition of Southern, the Company serviced 1,916 on-demand charter flights in the nine months ended September 30, 2024, an increase from 1,617 for the nine months ended September 30, 2023, resulting in a $5.1 million increase, or 10%, in cost of revenue associated with the Company’s on-demand charter flights. Of the total 51,483 scheduled flight hours, and absent the impact of the acquisition of Southern, the Company flew 1,253 flight hours in the nine months ended September 30, 2024, a decrease from 2,629 for the nine months ended September 30, 2023, resulting in a $0.8 million decrease, or 2% of the total.

With the Southern Acquisition, cost of revenue increased by $45.4 million, or 92%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to aircraft expenses of $25.4 million, pilot expenses of $11.1 million, customer care expenses of $5.7 million, station expenses of $1.8 million, and reservation system cost of $1.0 million, and passenger re-accommodation expenses of $0.4 million.

Technology and Development

Technology and development expenses increased by $13.9 million, or 308%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was driven primarily by amounts accrued pertaining to the Textron data license of $9.4 million, expenses related to work with Palantir for $4.1 million, and increases in software platform and electrification development expenses for $1.3 million. These increases were partially offset by a decrease in labor and labor related expenses for the technology team of $0.9 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $1.0 million, or 12%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in brand awareness and strategic digital marketing expenses of $0.5 million and a $0.9 million decrease in management incentive plan expenses due to reduced headcount.

With the Southern Acquisition, sales and marketing expenses increased by $0.4 million primarily attributable to marketing for scheduled revenue.

General and Administrative

General and administrative expenses decreased by $28.7 million, or 39%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in general and administrative expense is driven primarily by $20.7 million reduction in stock-based compensation expense, and a decrease of $19.3 million in transaction related costs associated with the Company’s direct listing in July 2023. Partially offset by a increase in non-direct listing professional fees of $2.9 million due to a higher volume of corporate transactions during the nine months ended September 30, 2024.

With the Southern Acquisition, general and administrative expenses increased by $9.7 million primarily attributable to labor expenses, professional fees, insurance, utilities, rent and travel.

Depreciation and Amortization

Depreciation and amortization expenses increased by $4.3 million, or 229%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was primarily due to depreciation of engines and aircraft acquired from Southern, as well as amortization of intangibles acquired in the Southern Acquisition.

Other Income/(Expense)

Other expense, net decreased by $47.1 million, or 86%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. There are two primary drivers for the increase in net income/(expense).

For the nine months ended September 30, 2024, there was a decrease of $1.9 million in fair value of financial debt instruments, including SAFE notes and certain convertible notes which resulted in a $47.5 million decrease in expense period over period.

There was an increase in interest expense of $4.0 million period over period, due to additional related party term loans and interest associated with aircraft term loan assumed as part of the Southern Acquisition.

Other expense decreased by $3.3 million due to $3.1 million in contract settlement expense pertaining to the Company’s July 2023 direct listing.

Net Loss

The decrease in net loss of $63.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024, was primarily attributable to a decrease in general and administrative expenses of $28.7 million and a decrease of $47.5 million in changes in fair market value of financial instruments. These decreases in expenses were offset by increases in technology and development expenses of $13.9 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net cash provided by (used in):
Operating activities	$(30,742)	$(45,075)	$14,333	(32)%
Investing activities	(4,465)	(11,123)	6,658	(60)%
Financing activities	33,898	62,111	(28,213)	(45)%
Net change in cash and cash equivalents	$(1,309)	$5,913	$(7,222)	(122)%

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $30.7 million, driven by a net loss of $76.2 million. These operating outflows were partially offset by non-cash stock-based compensation expenses of $14.6 million, increases in accounts payable, amounts due to related parties and accrued expenses of $24.6 million, and increases in depreciation and amortization expense of $6.2 million.

For the nine months ended September 30, 2023, net cash used in operating activities was $45.1 million, primarily driven by a net loss of $139.7 million. This was partially offset by $35.4 million in non-cash stock-based compensation expenses, $49.4 million in changes in fair value of financial instruments, and increases in accounts payable, accrued expenses, and deferred revenue of $18.1 million, in aggregate. These were off-set by a $6.3 million increase in prepaid expenses.

Net cash used in operating activities decreased period over period by $14.3 million, driven by a $63.5 million decrease in net loss and a $47.5 million decrease in change in fair value of financial instruments.

Cash Flow from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $4.5 million, a decrease of $6.7 million compared to the nine months ended September 30, 2023, driven by a decrease of $9.0 million of property and equipment costs, offset by a $1.6 million increase in capitalized software development costs and a $0.7 million decrease in cash received as a result of the Southern Acquisition.

Cash Flow from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $33.9 million due to proceeds from borrowings from related parties of $29.7 million, net proceeds of $2.8 million from collateralized borrowings, and proceeds from the GEM stock purchase agreement of $3.9 million, partially offset by $2.3 million in principal payments on long-term debt.

For the nine months ended September 30, 2023, net cash provided by financing activities was $62.1 million, primarily due to proceeds from the GEM Purchase of $25 million, proceeds from the GEM stock purchase agreement of $4.5 million, borrowings from related parties of $16.5 million, borrowings from convertible notes of $8 million, proceeds from the issuance of SAFE instruments of $3.7 million, and proceeds from the issuance of preferred shares of $3.0 million.

Net cash provided by financing activities decreased period over period by $28.2 million, primarily driven by reductions in proceeds from the GEM Purchase of $25.0 million and a $3.7 million reduction in proceeds from SAFE instruments.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $7.7 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2024. During June 2024, the Company submitted a formal offer-in-compromise

(“OIC”) to the IRS, seeking to resolve all excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making monthly payments of $34 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.8 million as of September 30, 2024. The Company received a net credit of $0.3 million as a result of the property tax audit, which concluded in June 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s leased aircraft due to the late filing of the Company’s 2022 property tax return. As of September 30, 2024, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of September 30, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement (as defined below). The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2024 (see Note 8, Financing Arrangements ).

In connection with past due rental and maintenance payments under certain aircraft leases totaling in aggregate approximately $5.0 million, which is accrued for at September 30, 2024 and December 31, 2023, the Company entered into a payment plan pursuant to which all payments of the past due amounts are deferred until such time as the Company receives at least $30.0 million in aggregate funds in connection with any capital contribution, at which time it is required to repay $1.0 million of such past due payments, with the eventual full repayment of the remaining amounts being required upon the receipt of at least $50.0 million in capital contributions. As of September 30, 2024, the Company has classified $1.0 million as a current liability as potentially triggered by capital contributions received as follows: the funds received by the Company of $8.0 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the share purchase agreement with GEM Global Yield LLC SCS (“GEM”), and an entity affiliated with GEM that provides incremental financing (the “GEM Purchase”), and $14 million in cumulative funding through advances and share draws under the Share Purchase Agreement with GEM. As of September 30, 2024 the Company has not made any payments under this payment plan.

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

Prior to the year ended December 31, 2023, the Company has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8.0 million under a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with PFG, $25.0 million through the GEM Purchase Agreement and $10.2 million in advances under the second amended and restated Share Purchase Agreement with GEM (see Note 9, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security). The Company had previously filed a Form S-1 registration statement (File No. 333-274573) with the U.S. Securities and Exchange Commission (the “SEC”), registering up to 3,571,429 million shares of the Company’s common stock, which represents 142,857 shares of the Company’s common stock issued to GEM under the GEM Purchase Agreement, 185,714 shares of the Company’s common stock issued to GEM in connection with the initial issuance to GEM under the Share Purchase Agreement, 571,429 shares of the Company’s common stock issued to GEM in satisfaction of the commitment fee under the Share Purchase Agreement, and up to 2,671,429 shares of the Company’s common stock to be issued to GEM in connection with the Share Purchase Agreement. Additionally, the Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42.9 million shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (collectively, the “Prior Registration Statements”). In connection with the GEM Mandatory Convertible Security (see Note 9, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statements on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statements have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of September 30, 2024, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement with GEM. Additionally, the Company has the ability to draw an additional $298.6 million, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company, with shares obtained in the satisfaction of draws under the SPA. As of September 30, 2024, GEM held 9.4% of the then fully-diluted shares of the Company. At September 30, 2024, the daily volume limitations under the SPA restricted our ability to take additional draws under the Share Purchase Agreement to approximately 686 thousand shares per draw. Additionally, the availability of the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. As of September, 2024, the Company is attempting to resolve one listing requirement violation with the NYSE. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its continued ability to raise capital through the Share Purchase Agreement.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint ventures and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company’s capital expenditures during the nine months ended September 30, 2024 were limited to payments made for aircraft parts, engines, immaterial purchases and internally developed software. Upon the Company’s ability to utilize the SPA or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $1.2 billion. The Company has placed an order with TAI for 90 Cessna Grand Caravan aircraft with an option for an additional 26 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of September 30, 2024, the Company has made deposits of $2.0 million for aircraft that are scheduled to be delivered starting in the fourth quarter of 2024. The Company intends to finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt and/or leasing facilities that it intends to obtain in the event sale-leaseback financing is not available through Jetstream Aviation Capital. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within the Company’s Form 10-K filed on March 29, 2024. The Company has engaged AeroTEC to develop hybrid-electric and fully electric STCs for the Cessna Grand Caravan in partnership with TAI. A portion of these costs are expected to be funded through the SPA.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Except as indicated below, there has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024, due to presence of the material weaknesses in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

As of September 30, 2024, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Additionally, prior to our acquisition of Southern, Southern reported multiple material weaknesses related to its control environment, risks of material misstatement, period-end financial reporting and IT general controls in our Form S-1 filed on September 19, 2023. Those material weaknesses resulted in audit adjustments to substantially all of Southern’s accounts, which were recorded prior to the issuance of the consolidated financial statements of Southern as of December 31, 2022, 2021 and 2020 and for the years then-ended. Subsequently, those material weaknesses also resulted in a revision to the previously issued consolidated financial statements of Southern as of December 31, 2022 and 2021 and for the years then-ended, and the interim periods ended June 30, 2022 and 2021, to correct for errors in revenues and deferred revenues. Also, in connection with the preparation of Southern’s financial statements for the interim period ended March 31, 2023, Southern identified an error related to the accounting for prepaid passenger ticket deposits. Southern’s management determined that this error was the result of the previously reported material weaknesses. This error was corrected in Southern’s financial statements as of December 31, 2022 and 2021 and for the years then-ended and the interim periods ended June 30, 2022 and 2021 as a revision to previously issued financial statements.

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

Changes in Internal Control over Financial Reporting

Except for changes related to our integration of Southern’s operations, control processes and information systems into our systems and control environment and changes related to our remediation plans to address our material weaknesses discussed above, there were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Southern’s operations, control processes and information systems into our systems and control environment.

Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected or preventable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Except as set out in Item 1 “Financial Statements - Note 12 - Commitments and Contingencies - Legal Contingencies,” we are not currently party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Except as disclosed below and as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

For example, the Company’s 4-year credit agreement with certain affiliates of Comvest Partners, as lenders, is backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane Investments, LLC, which is an entity owned by a family member of a co-founder of the Company (the “Credit Support Provider”). In connection with the foregoing, the Company is party to a senior secured reimbursement agreement with the Credit Support Provider (the “Reimbursement Agreement”) to, among other things, reimburse the Credit Support Provider for the costs of the letter of credit, and any amounts for which the letter of credit is drawn. The Reimbursement Agreement contains covenants that, among other things, restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional indebtedness or liens; (iii) make cash distributions; and (iv) prepay outstanding debt, and otherwise restrict corporate activities of the Company without the consent of the Credit Support Provider. The Reimbursement Agreement also requires the Company to maintain a certain level of minimum liquidity and to limit variance to cash flow projections. Economic conditions and other variables could result in the inability of the Company to satisfy the requirements under the Reimbursement Agreement, could result in one or more events of default thereunder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2024, there have been no unregistered sales of equity securities during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) The information below included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Items 1.01, 2.03 and 3.02 as designated below.

Entry into Senior Secured Term Loan Facility

On November 14, 2024, Surf Air Mobility Inc. (the “Company”) entered into a 4-year Credit Agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”), pursuant to which the Company borrowed $44.5 million of term loans, with $5.5 million of delayed draw commitments.

The loans under the Credit Agreement accrue interest at a rate of (x) SOFR (subject to a 1.00% floor) plus (y) 5.00%, and are subject to a prepayment premium for 18 months after the initial funding date. There was a 1.50% fee on the aggregate loans and commitments, paid at the initial funding. The loans under the Credit Agreement have no required amortization.

The obligations of the Company under the Credit Agreement are subject to a security interest on assets of the Company, subject to certain exceptions.

The Credit Agreement is fully backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane Investments LLC, which is an entity owned by a family member of a co-founder of the Company (“Credit Support Provider”), and in connection therewith, the Company has entered into a reimbursement agreement with Credit Support Provider described below.

The Credit Agreement contains certain representations and warranties, covenants and events of default. Upon the occurrence of certain events of default, the lenders would have the right to draw upon the letter of credit referenced above.

This summary is qualified in its entirety by reference to the full text of the form of the Credit Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Entry into Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Credit Support Provider (the “Reimbursement Agreement”), which contains certain representations and warranties, covenants and events of default.

If the backstop letter of credit is drawn, the Company will be required to reimburse the Credit Support Provider for the drawn amount of the letter of credit, pay interest to the Credit Support Provider at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to the Credit Support Provider on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Credit Support Provider to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

In connection with the Reimbursement Agreement, Credit Support Provider will have the right to appoint a board observer with respect to the Company.

This summary is qualified in its entirety by reference to the full text of the form of the Reimbursement Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Entry into LamVen Note

On November 14, 2024, the Company entered into a note exchange agreement with LamVen pursuant to which the Company issued a secured convertible promissory note (the “LamVen Note”) in aggregate principal amount of $50.0 million to LamVen LLC, an entity owned by a co-founder of the Company (“LamVen”), to refinance certain existing notes.

The LamVen Note will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75% (subject to increase in the event of default). In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings and the net cash proceeds from certain asset sales are required to be applied to repay the obligations under the LamVen Note. The maturity of the LamVen Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

At the election of LamVen from time to time, on one or more occasions, the outstanding principal amount of the LamVen Note (or any portion thereof), together with all accrued but unpaid interest thereon, can be converted into a number of shares of common stock, using a conversion price per share equal to the Minimum Price, as defined in New York Stock Exchange Listed Company Manual Section 312.04(h) (the “Minimum Price”); provided, however, that LamVen shall not be able to convert the note if so doing would increase its beneficial ownership interest in the Company to 10% or more of the Company’s then outstanding common stock.

In addition, on November 14, 2024, a portion of the principal of existing LamVen notes being refinanced equal to $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024 (the “LamVen Shares”), and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share (the “LamVen Warrants”).

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

This summary is qualified in its entirety by reference to the full text of the form of the LamVen Note, which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Entry into Amendment to PFG Convertible Note Purchase Agreement

On November 14, 2024, the Company amended the existing Convertible Note Purchase Agreement with Partners for Growth V, L.P. (“PFG”), which had an outstanding principal amount of $8.0 million (the “PFG Note”) upon amended.

The PFG Note will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75% (subject to increase in the event of default). In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be applied to repay the obligations under the PFG Note. The maturity of the PFG Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

PFG has the right to convert, at its option, the amounts outstanding under the PFG Note into common stock of Company, at conversion price of $42.00 per share.

The obligations under the PFG Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

This summary is qualified in its entirety by reference to the full text of the conformed Convertible Note Purchase Agreement which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in response to item 1.01 is incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities

The information provided in response to item 1.01 is incorporated herein by reference. The issuance of the LamVen Note, LamVen Shares, and LamVen Warrants are exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024).
10.1

Mandatory Convertible Security, dated August 7, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024).

10.2

Joint Venture Agreement, dated August 9, 2024, between Surf Air Mobility Inc. and Palantir Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 13, 2024).

10.3*	Credit Agreement, dated November 14, 2024, 2024, among the Company as borrower, the lenders party thereto, and CCP Agency, LLC as agent
10.4*	Reimbursement Agreement, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and Park Lane Investments LLC
10.5*	Secured Promissory Note, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and LamVen LLC
10.6*

Convertible Note Purchase Agreement, dated as of June 15, 2023, between Surf Air Mobility Inc. and Partners for Growth V, L.P., conformed for Consent and Amendment, dated November 14, 2024 among the Company, the subsidiaries of the Company party thereto and Partners for Growth V, L.P.

10.7*	Fifth Amendment to Data License Agreement dated September 26, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*§	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

§ Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surf Air Mobility Inc. (Registrant)

Date: November 14, 2024	/s/ Deanna White
Deanna White Interim Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)