Form 10-K
period 2024-12-31
SURF AIR MOBILITY INC.
filed 2025-03-21
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $2.69 per share of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $31.7 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 14, 2025 was 16,946,981.

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
•
the Company’s limited operating history and that the Company has not yet commercialized software platforms for third-party sales or manufactured any fully-electric or hybrid-electric aircraft;
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
•
the dependence on third-party partners and suppliers for the components and collaboration in the Company’s development of software technology platforms, fully-electric and hybrid-electric powertrains, and other products and services, and any interruptions, disagreements or delays with those partners and suppliers;
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
•
It is not possible to predict the actual number of shares we will need to sell under the Share Subscription Facility to GEM in order to draw down under such facility. Further, we may not have access to the full amount available under the Share Subscription Facility, or may not be able to draw down under the Share Subscription Facility in a timely manner (or at all) in order to meet our existing obligations.
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
•
Our management has identified material weaknesses in our internal controls over financial reporting.
•
If we experience harm to our reputation and brands, our business, financial condition and results of operations could be adversely affected.
•
We may not realize the expected return on our investment in SurfOS due to development delays, technical challenges, or lack of market acceptance, which could undermine our performance and competitive position.
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
•
We may fail to qualify for continued listing on the New York Stock Exchange (“NYSE”), which could make it more difficult for our stockholders to sell their shares.
•
Our management has limited prior experience in operating a public company.
•
Our shareholders may experience dilution from several different sources.

PART 1

ITEM 1: BUSINESS

Overview

Surf Air Mobility Inc. (“Surf Air Mobility”, the “Company”, “us”, “we” or “our”) is a regional air mobility platform that aims to transform regional flying. The Company is currently comprised of its Air Mobility business, and has a goal of further developing and enhancing its service and technology offerings through its Air Technology business.

The Air Mobility business is an established regional air mobility platform providing scheduled service and an on-demand charter marketplace to passengers in the U.S. and globally. Current initiatives surrounding the Air Technology business seek to develop proprietary aviation software, aircraft electrification powertrain technology and services to enable electrification across the regional air mobility sector.

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the NYSE. For 2024, the Company served over 370,000 passengers with approximately 72,000 scheduled departures. We expect the combination of our legacy networks will continue to provide the basis for our expanded, nationwide regional Air Mobility business.

Our predecessor company, Surf Air, was formed in 2016 and prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and a high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air drove the early stages of development of our current efforts to develop electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, we believe can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with our owned and operated fleet.

Our acquisition of Southern Airways in July 2023 has resulted in a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Founded in 2013, Southern is one of the largest commuter airlines in the United States and the largest passenger operator of Cessna Grand Caravan EXs (“Cessna Caravans”) in the United States by scheduled departures. Southern has multi-year contracts with the U.S. federal government to operate Essential Air Service (“EAS”) routes, which helps small communities in the United States maintain a minimum level of scheduled air services.

At the heart of our strategy is our aim of commercializing green regional aviation at scale. We firmly believe that regional air mobility can displace driving from its predominant position in 100-500 mile travel. There are approximately 5,000 public use airports in the U.S. creating the possibility of a dense point-to-point air network using regional aircraft. We believe that electrified aircraft, which could boast lower operating costs and emissions could be the key to unlock this electrified air-mobility market.

Surf Air Mobility (through its subsidiary airlines Southern Airways and Mokulele Airlines) is one of the largest commuter airlines in the United States by scheduled departures, serving numerous communities across the U.S. mainland and Hawaii. In addition, we have commercial relationships with over 400 air operators that provide on-demand charter services to our customers. In the future, these charter operators will be ideal customers for our AI-enhanced software operating system, SurfOS, and for hybrid and electric aircraft, all of which we expect to launch, commercialize and/or scale through our relationships with Textron Aviation, Electra, REGENT and others.

Our Strategy

We have several strategic differentiators which form our competitive advantage in the regional air mobility market.

•
Scale: we are one of the largest commuter airlines in the U.S. by scheduled departures.
•
Experience: we have over a decade of experience operating in the highly regulated aviation industry and we have flown millions of passengers millions of miles.

•
Depth: we have deep – and unique – ties across the industry with exclusive relationships with Textron Aviation – manufacturer of the Cessna Caravan aircraft that we operate, and with Palantir Technologies a global leader in AI, enterprise data analytics, and business intelligence that we have partnered with to power the SurfOS operating system.
•
Reach: we have expansive reach and relationships with over 400 regional air operators who have operated charter flights via our marketplace and are expected to form the initial customer base of our SurfOS software. In addition, we have interline agreements with United, American, Alaska and Hawaiian Airlines that extend our reach to their combined 430 million annual passengers.
•
Technology: we are developing AI-enhanced software, in partnership with Palantir, to drive our growth and profitability and, in the future, we plan to offer this technology to other charter brokers, air operators, and aircraft owners.
•
Execution: we have brought together leaders and experts in aviation, software and electrification to help us synergistically execute our vision, drive profitable growth over time, and create shareholder value.

Given our leadership position in the regional air mobility sector, we believe we are uniquely qualified to understand the needs of industry participants and to develop software and hardware solutions to enhance efficiency, productivity, and profitability. Today, through our exclusive partnership with Palantir, we are developing an AI-enhanced software operating system, SurfOS. SurfOS is currently in the implementation phase across our Company, and we are already seeing improved productivity and efficiency through these tools. SurfOS aims to apply leverage to our commercial initiatives by streamlining our sales, sourcing, and distribution. Additionally, the software impacts critical functions of the airline operation such as crew scheduling, maintenance, and resource planning. We believe revenue management features such as dynamic pricing and flight distribution are key to maximizing revenue. Moreover, SurfOS is designed to empower a “connected aircraft,” which is expected to allow for near real-time insight into airplane health, maintenance needs, pilot performance, and flight tracking. We currently anticipate that we will begin rolling out SurfOS to launch customers in 2025, before widening distribution to other third-party operators, charter brokers, and owners over time.

The regional air mobility industry is expected to grow into a $75 billion to $115 billion global market by 2035. This market is expected to undergo massive transformation due to the emergence of new technologies such as electrification that seek to greatly reduce the cost of air travel, particularly for smaller regional planes that serve point-to-point routes from more convenient regional airports. In addition, electric and hybrid aircraft are expected to substantially reduce the carbon emissions of flying.

We believe Surf Air Mobility is uniquely positioned to lead the transformation of the regional air mobility industry. We intend to deploy electrified aircraft, when available, across our scheduled service routes. The Company is also pursuing Supplemental Type Certificates (“STCs”) for proprietary powertrain technology for the Cessna Grand Caravan aircraft. The Company has an exclusive sales and marketing relationship with the aircraft manufacturer, Textron Aviation, for distribution of electrified and hybrid powered aircraft, and we have MOU agreements with 7 operators globally with approximately 100 aircraft under management to potentially upgrade to our proprietary powertrains, once certified.

In addition, Surf Air Mobility’s platform will also help other electrification technologies go to market with access to the Company’s network and distribution potential. The Company is exploring relationships with other industry participants to bring innovative solutions to the regional air mobility market and accelerate the adoption of electrified aircraft potentially through the formation of joint ventures which may be separately capitalized.

Sources of Air Mobility Revenue

We generate revenue from two categories of air mobility services:

Scheduled Air Service - We generate revenue from operating scheduled commercial air service flights which are sold to the public primarily on a per seat basis, as well as through membership subscriptions.

Of our combined fleet of 57 aircraft, 46 are Cessna Caravans as of December 31, 2024. For the year ended December 31, 2024, our total fleet averaged approximately 190 daily departures. We believe we are one of the largest commuter air carriers by both size of Cessna Caravan fleet and number of scheduled departures of Cessna Caravans in the United States and we believe that in the future our scale could result in an increase in the number of average daily departures, fares and load factor compared to today. With our EP1 fully-electric powertrain expected to enter service shortly after we receive certification, which we anticipate to occur early in 2027, we believe we can be the first to operate an electrified fleet of aircraft in commuter operations.

We generate revenue from EAS revenue awards from the Department of Transportation (“DOT”).

The EAS program was put into place in the United States following the Airline Deregulation Act of 1978 to ensure that small communities continued to receive a minimal level of air service. EAS revenue awards are guaranteed revenue contracts issued by the DOT with revenue earned for completed flights. The EAS program subsidizes scheduled flights to connect underserved communities with larger airline hubs. These contracts help add predictable stability to Southern’s operations from both a route and revenue planning perspective. As of October, 1 2024, the EAS market size for annual contract subsidy rates was approximately $550 million.

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

On-Demand - We generate revenue from on-demand flights created for customers on an ad-hoc, by request basis. A small number of the on-demand flights are operated on our fleet; the majority are delivered on third-party turboprops or small jets. For the year ended December 31, 2024, we generated revenue of $28.7 million from on-demand operations.

Today, we offer on-demand flight booking capabilities on our consumer platform enabled by our Surf Air mobile app, which is a capital light source of revenue.

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

We plan to invest in creating a scheduled network connecting many of the underutilized regional airports in the United States. We have developed a regional air mobility network growth plan based on mobile device and various demographic data layers, which resulted in a network growth plan across approximately 30 U.S. regional networks with approximately 200 “tier 1” routes. We intend to pursue this plan using our own air operations and by leveraging third-party air operators.

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

Government Regulation

The Company is subject to government regulation at local, state, national and international levels. The scope of these regulations is exceedingly broad, covering a wide range of subjects that includes, but is not limited to, those summarized below. Given the dynamic and rapidly evolving nature of the regulatory environment, the conduct of our business will always include a measure of risk and we may not be able to predict or control how new regulations might be written, or predict how existing regulations may be interpreted, or enforced.

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

The Company is subject to U.S. laws regarding privacy of passenger and employee data, including as enforced by the DOT, that are not consistent in all jurisdictions where we operate and which are continually evolving, requiring ongoing monitoring and updates to our privacy and information security programs. Although we dedicate resources to manage compliance with privacy and information security obligations, the challenging and uncertain regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement and legal claims or proceedings.

FAA

The Federal Aviation Administration (“FAA”) is an operating administration of the DOT and the principal regulator of safety matters in the U.S. aviation industry. The FAA’s regulations touch on many aspects of civil aviation, such as the design and manufacture of aircraft, engines, propellers, avionics and other components, including applicability of engine noise and other environmental standards; the inspection, maintenance, repair and registration of aircraft; the training, licensing or authorizing and performance of duties by pilots, flight attendants and maintenance technicians; the testing of safety-sensitive personnel for prohibited drug use or alcohol consumption; the design, construction and maintenance of runways and other airport facilities; the operation of air traffic control systems, including the management of complex air traffic at busy airport facilities; the safety certification and oversight of air carriers including their operations and maintenance; the establishment and use of safety management systems by air carriers; the promotion of voluntary systems to encourage the disclosure of data that may aid in enhancing safety; and

the oversight and operational control of air carriers by their accountable managers, directors of operations, directors of maintenance and other key personnel.

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

In February 2025, the Company relocated its air operations center to Addison, Texas. The lease of this facility expires in January 2028.

Human Capital/Team

As of December 31, 2024, we had 703 employees, of which 556 were full-time and 147 were part-time.

We have not experienced any work stoppages and consider our relationship with our employees to be good. Our employees are divided across various core business functions, including operations, sales and marketing, research and development, customer service and finance and administration.

None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Commitment to Environmental, Social and Governance (“ESG”) Leadership

We are seeking to build a regional air mobility ecosystem that will sustainably connect communities. We intend to accelerate the adoption of green flying, bringing electrified aircraft to market at scale in order to substantially reduce the cost and environmental impact of regional flying. In so doing, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change. We are working to build a dedicated, and inclusive workforce to achieve this goal while striving to adhere to best practices in risk assessment, mitigation and corporate governance.

Our ESG efforts consist of focusing on the following:

•
Environmental. Being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption.
•
Social. Promoting inclusion, while underpinning all of our activities with a core focus on health and safety.
•
Governance. Upholding our commitment to ethical business conduct, integrity and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.

Inclusion

We work diligently to create an inclusive work environment. We strive to provide equal opportunities for growth, success, promotion, learning and development, and aim to achieve parity in the way we organize, assign and manage projects in a way that provides equal opportunities for all. We are focused on building support across all teams and individuals, with the aim that everyone has a voice, and treats each other with respect.

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

ITEM 1A: RISK FACTORS

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition and results of operations, and the trading price of our common stock could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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

Our prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect our business, results of operations or financial condition include, but are not limited to the ability to: (i) raise additional capital (or financing) to fund operating losses, (ii) refinance our current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to our business model.

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

We have incurred significant losses since the Company’s inception. We incurred net losses of $74.9 million and $250.7 million for the years ended December 31, 2024 and 2023, respectively. We expect our operating expenses to increase over the next several years as we endeavor to increase our flight cadence, hire more employees and fund third-party research and development efforts relating to the development of our electrification technology, as well as due to macroeconomic factors such as rising inflation rates. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we continue to have negative cash flow or losses resulting from our investment in increasing our member base and passenger loads or expanding our operations into regions throughout the United States, our business, financial condition and results of operations could be materially adversely affected. Going forward, our future losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

The continued growth of our business will require significant investments in the development of our SurfOS software platform, fully-electric and hybrid-electric powertrains, our aircraft fleet, ground-based infrastructure, information technology and marketing and sales efforts. Our current cash flow has not been sufficient to support these needs to date. We have historically had negative cash flows and a working capital deficit, and have funded our operations and capital needs to date through the proceeds received from the issuance of various debt and equity instruments. Going forward, our ability to effectively manage growth and expansion of our operations will also require us to enhance various systems, including in relation to research and development, operations and internal controls and reporting. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources. If our business does not generate the level of available cash flow required to support these operations and investments, and we are not able to determine an alternative solution to obtain the funding needed for our future operations, there may be a material adverse effect on our business, financial condition and results of operations.

It is not possible to predict the actual number of shares we will need to sell under the Share Subscription Facility to GEM in order to draw down under such facility. Further, we may not have access to the full amount available under the Share Subscription Facility, or may not be able to draw down under the Share Subscription Facility in a timely manner (or at all) in order to meet its existing obligations.

Pursuant to the Share Purchase Agreement with GEM Global Yield LLC SCS, as amended, (the “Share Subscription Facility”), upon the terms of and subject to the satisfaction of certain conditions, we have the right from time to time at our option to direct GEM to purchase up to a specified maximum amount of shares of our common stock, up to a maximum aggregate purchase price equal to $400 million over the term of the Share Subscription Facility. We may request advances from GEM (“GEM Advances”) at any time in an aggregate amount of up to $100 million, consisting of incremental advances of up to $25 million each provided that the first GEM Advance may not exceed $7.5 million without the consent of GEM. Any GEM Advance will reduce amounts that we can request for future draw downs. We have drawn upon the GEM Advances in 2024 and may continue to draw upon the GEM Advances in 2025 to augment our capital resources to address our capital needs.

The failure to satisfy the specified conditions under the Share Subscription Facility may result in our inability to request any or all of the GEM Advances or other draw downs pursuant to the Share Subscription Facility. In addition, upon requesting any GEM Advance under the Share Subscription Facility, we have agreed to deposit into escrow an amount of shares of common stock equal to two times the number of shares of common stock set out in the applicable advance request for a GEM Advance. There can be no assurances that we will be able to accurately estimate the number of shares of our common stock to be deposited since we will need to determine this number prior to the trading period of our common stock that will determine the actual purchase price for a GEM Advance. GEM will not be obligated to (but may, at its option, choose to) purchase shares of our common stock to the extent such purchase would result in beneficial ownership (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder) by GEM, together with its affiliates, of more than 9.99% of our issued and outstanding common stock. Such beneficial ownership limitation will not apply to the GEM Advances. In addition, the amount requested for each draw down (other than a GEM Advance) available under the Share Subscription Facility may not exceed 400% of the average daily trading volume for the 30 trading days immediately preceding any draw down. There can be no guarantee that we will be able to access any or all of the GEM Advances or other draw downs available under the Share Subscription Facility. Our inability to access a portion or the remaining amounts available under the Share Subscription Facility, in the absence of any other financing sources, will have a material adverse effect on our business and our ability to operate as a going concern.

The purchase price per share to be paid by GEM for the shares of our common stock that we may elect to sell to GEM under the Share Subscription Facility pursuant to the GEM Advances or draw downs, if any, will fluctuate based on the volume weighted average trading price of our common stock during the applicable period for each purchase made pursuant to the Share Subscription Facility. Accordingly, it is not possible to predict, prior to any such sales, the number of shares of our common stock that we will sell to GEM under the Share Subscription Facility, the purchase price per share that GEM will pay for shares purchased from us under the Share Subscription Facility, or the aggregate gross proceeds that we will receive from those purchases by GEM (other than a GEM Advance) under the Share Subscription Facility, if any. Therefore, sales to GEM by us in order to utilize the GEM Advance will, and any future draw downs under the Share Subscription Facility could, result in substantial dilution to the interests of other holders of its shares of our common stock.

Sales of shares of our common stock, if any, to GEM under the Share Subscription Facility will be determined by us from time to time in our sole discretion and will depend on a variety of factors, many of which are outside of our control, including, among other things, market conditions and the terms, conditions and limitations set forth in the Share Subscription Facility (subject to certain limitations on the obligation of GEM to purchase shares including, among other things, beneficial ownership limitations (other than in respect of the GEM Advances)). We may ultimately decide to sell to GEM all, some or none of the shares of our common stock that may be available for us to sell to GEM pursuant to the Share Subscription Facility. Depending on market liquidity at the time, resales of those shares by GEM may cause the public trading price of our common stock to decrease.

As a result of the above factors, it is possible that we may need to issue and sell more than the number of shares that we initially expect to issue to GEM under the Share Subscription Facility in order to receive aggregate gross proceeds equal to GEM’s $400 million total aggregate purchase commitment under the Share Subscription Facility, which could cause additional substantial dilution to holders of our common stock. The number of shares of our common stock ultimately offered for sale by GEM is dependent upon the number of shares of our common stock we ultimately sell to GEM under the Share Subscription Facility.

We have previously defaulted on our debt and other obligations and there can be no assurance that we will be able to fulfill our obligations under any current or future indebtedness we may incur.

As of December 31, 2024, we had $122.6 million in debt outstanding, representing principal related to term loans, related party promissory notes and convertible notes. The incurrence of existing or future indebtedness could have important consequences on our business, including, but not limited to:

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

Our ability to use Net Operating Loss (“NOL”) carryforwards and certain other tax attributes will depend on the amount of taxable income we generate in future periods and, as a result, certain of our NOL carryforwards and other tax attributes may expire before we can generate sufficient taxable income to use them in full. In addition, our ability to use NOL carryforwards and certain other tax attributes to offset future taxable income may be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Potential future transactions involving the sale or issuance of common stock may increase the possibility that we will experience a future “ownership change” under Section 382. Such transactions may include the exercise of warrants, the issuance of common stock for cash, the conversion of any future convertible debt, the repurchase of any debt with common stock, the acquisition or disposition of any stock by a stockholder owning 5% or more of the outstanding shares of common stock, or a combination of the foregoing.

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

We have significant long-term lease obligations primarily relating to our aircraft fleet. As of December 31, 2024, we had 40 aircraft under operating leases, with an average remaining lease term of approximately 4.29 years. As of December 31, 2024, future minimum lease payments due under all long-term operating leases were approximately $17.3 million. Our future ability to pay our contractual obligations and our liquidity will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are beyond our control. If our liquidity is materially diminished, there may be a material adverse effect on our cash flow available to fund working capital requirements, capital expenditures and business development efforts.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing or access the capital markets to fund our ongoing operations and execute on our growth strategy on acceptable terms and conditions.

We will need to raise capital in the future to fund our operations and to execute on our anticipated growth strategy, including the development of our planned electrification technology. For example, the cost of aircraft is a significant portion of our operating costs and is subject to change. As part of our agreement with TAI, we have committed to the purchase of 90 Cessna Caravans over a five-year period beginning in 2024, with an option for up to 25 additional Cessna Caravans, which we believe are currently competitively priced, but which may increase in price pursuant to price escalation clauses by the time we execute the purchase. Historically, we have financed our operations and capital expenditures primarily through private financing rounds and the issuance of debt and equity. A significant amount of our funding to date has been provided by entities affiliated with a co-founder of the Company.

We may utilize the GEM Advances, as necessary, in 2025 to address our capital needs. We may also seek additional capital through a combination of equity and debt financings.

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

If, in the future, we raise additional funds by issuing equity securities (including the GEM Advances), convertible debt or other similar securities, investors may experience significant dilution of their ownership interest, and these newly issued securities may have rights senior to those of the holders of common stock. Our current and any future financing arrangements, that we may enter into from time to time, involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and currently, and in the future, could impair our operational flexibility, including restricting our ability to pursue our business strategy, increase our expenses, require that our assets secure such debt, or provide for high interest rates, discounted conversion prices, or other unfavorable terms. Higher interest rates could increase debt service requirements on our current variable rate indebtedness, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of such events could materially and adversely affect our profitability, cash flows and results of operations. If we are unable to obtain additional financing, including the GEM Advances, when needed or on acceptable terms, we will need to restructure our operations, and possibly divest all or a portion of our business. We may be required to cease operations which could result in our stockholders losing all or most of their investment.

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

The regional air mobility market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. We have historically operated in a limited number of regional areas. The success of the regional markets in which we operate and the opportunity for future growth in such markets may not be representative of the potential market for regional air mobility in other regional areas. Our success will depend to a substantial extent on the willingness of commuters and travelers to widely adopt regional air mobility, particularly point-to-point versus the currently predominant hub-and-spoke industry configuration, as an alternative for ground transportation. Although we believe our ability to develop AI-enhanced software to drive our growth and profitability and, in the future, to offer to other charter brokers, air operators, and aircraft owners to improve their operating efficiencies, will be a key factor in our future growth, if we are unable to develop our software solutions to meet the needs of our commercial partners, the actual operating efficiencies from using our software are less than anticipated, or charter brokers, air operators and aircraft owners do not adopt our software, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. In addition, although we believe our ability to develop and integrate hybrid-electric and electric technology with our commercial partners to present a cost-effective solution to address the needs of consumers in this market will also be a key factor to the success of our future growth, if the market that we seek to address does not perceive electrification as beneficial, or chooses not to adopt electrification as a result of concerns regarding safety, affordability, value proposition or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential customers using our future services and the number of operators adopting our planned fully-electric and hybrid-electric powertrains cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.

Our business is concentrated on air mobility, which is vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting luxury goods and discretionary purchases (including as a result of concerns regarding the impact of a global recession). The global economy has in the past, and may in the future, experience recessionary periods and periods of economic instability, such as uncertainty in the banking system, rising fuel costs and ongoing business disruptions and related financial impacts resulting from public health crises such as pandemics, including changes in inflation and interest rates, and disruptions in manufacturing, delivery and overall supply chain. In particular, as a result of the current international trade environment (including uncertainties in global trade policies, potential escalation of tensions under the new U.S. administration, and the unpredictable impact of tariffs and trade restrictions), the conflict between Russia and Ukraine and any potential increase in hostilities in the Middle East and rising prices and interest rates, many market observers anticipate that the global economy could face a recession in the foreseeable future. During such periods, our customers have chosen not to make discretionary purchases or to reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our air mobility services, or could shift demand from our air mobility services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from air mobility, there could be a material adverse effect on our business, financial condition and results of operations.

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

We must continue to increase the strength of our reputation and brands as reliable, experience-driven and cost-effective air mobility providers in order to attract and retain qualified third-party aircraft operators and customers. In addition, our growth strategy includes, among other things, exploring complementary strategic mergers and acquisitions, as well as strategic partnerships, to expand our capabilities and market opportunities, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brands will depend on a number of factors, many of which are outside of our control. Negative perception of our business or platform may have a material adverse effect on our reputation and brands, including as a result of:

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

We currently generate substantially all of our revenue from the sale of air transportation. Our success will depend in part on our ability to cost-effectively attract new customers, retain existing customers and increase utilization of our platform by existing customers. Our growth is highly dependent upon the adoption by charter brokers, air operators and aircraft owners of our SurfOS software solutions, the adoption by consumers of an enhanced form of mobility offered by our fully-electric and hybrid-electric aircraft, and those of others, once developed, and the growth of the regional air mobility industry. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft announcements and changing consumer demands and behaviors. If customers do not broadly adopt this new form of mobility or are not willing to pay the prices we anticipate for our air mobility services, our business, including our planned Aircraft-as-a-Service initiative, may never materialize and there could be a material adverse effect on our prospects, financial condition and results of operations.

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

Risks Related to the Development of the SurfOS Software Platform

We may not realize the expected return on our significant investment in SurfOS due to development delays, technical challenges, or lack of market acceptance, which could undermine our financial performance and competitive position.

We have invested, and will continue to invest, significant time, effort, and financial resources into the development and implementation of SurfOS, our AI-enhanced software operating system. The success of SurfOS is critical to our strategy of enhancing operational efficiency and providing advanced technological solutions to our customers. However, there are several risks associated with this initiative. The development of SurfOS involves complex software engineering and integration with our existing systems and operations. Any delays or technical challenges in the development process could postpone the deployment of SurfOS, potentially leading to increased costs and missed market opportunities. Additionally, unforeseen technical issues could arise, requiring further investment and resources to resolve. Even if SurfOS is successfully developed and deployed, its success depends on market acceptance and adoption by our customers and partners. If SurfOS does not meet the expectations of our customers or fails to deliver the anticipated benefits, we may not achieve the desired return on our investment. This could adversely affect our financial performance and competitive position.

The joint venture to develop SurfOS creates risks through technology dependence, potential partner misalignment, relationship challenges, and funding uncertainties that could significantly impact the company's business.

Our joint venture with Palantir to develop SurfOS and other software solutions introduces additional risks that could impact our business. The success of SurfOS is heavily reliant on Palantir's proprietary software platforms and their implementation engineering services. Any disruption in Palantir's ability to deliver these services, or any deterioration in our relationship with Palantir, could adversely affect the development and functionality of SurfOS. Additionally, any changes in Palantir's business strategy or priorities could impact their commitment to the joint venture. The joint venture requires close collaboration and alignment between us and Palantir. Any misalignment in strategic goals, operational processes, or management decisions could hinder the progress of SurfOS development and its subsequent commercialization. Furthermore, disagreements or conflicts between the parties could lead to delays, increased costs, or even the dissolution of the joint venture. The joint venture is expected to be capitalized by outside third-party investors. If we are unable to secure sufficient funding or if the capital raised is inadequate to support the development and commercialization of SurfOS, the project may face significant setbacks. Additionally, the allocation of resources between SurfOS and other business priorities could strain our financial and operational capabilities. In summary, while SurfOS represents a significant opportunity for innovation and growth, it also carries substantial risks related to its development, market acceptance, and the dynamics of our joint venture with Palantir. These risks could materially and adversely affect our business, financial condition, and results of operations.

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

While historically we have maintained daily aircraft and customer utilization rates sufficient to offset the costs we pay to operators, we may be unable maintain and increase utilization rates as our business grows and expands. The risk of delays, cancellations and flight rescheduling, which could negatively impact our utilization rates, may increase as we expand our business to include new markets and destinations, more frequent flights on current routes and expanded facilities.

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

We are subject to federal, state, and local laws and regulations relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require us to reduce our emissions secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of our operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment, including modifications to or reversals of such developments, could increase our costs and have a material adverse effect on our operations. Additionally, we may be subject to risks associated with climate change litigation, and to avoid the risks associated with climate change litigation, we would be required to manage our climate impacts responsibly, which may result in considerable expenses being incurred.

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

Additionally, high fuel prices or significant disruptions in the supply of aircraft fuel could have an adverse effect on our financial condition and results of operations. During the years ended December 31, 2024 and 2023, our fuel expense was $14.0 million and $7.2 million, respectively. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although we have some ability to cover short-term fuel supply disruptions, we depend significantly on the continued performance of our third-party service providers to maintain supply integrity. Consequently, we can neither predict nor guarantee the continued timely availability of aircraft fuel throughout our operations.

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

We intend to collaborate with leading aerospace OEMs and industry leading engineering-for-hire firms to develop a set of fully-electric and hybrid-electric powertrains. We have entered into agreements with TAI for, among other things, the purchase of 90 new Cessna Caravans, with an option for up to 25 additional Cessna Caravans, as well as the provision of certain services, in anticipation of the development of fully-electric and hybrid-electric powertrains. We have also entered into an agreement with AeroTEC to develop, and to apply for STCs from the FAA for, fully-electric and hybrid-electric variants of the Cessna Caravan, as well as the development and supply of aircraft electric propulsion units (“EPUs”) for fully-electric and hybrid-electric powertrains, to be initially designed for the Cessna Caravan.

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

We have entered into a joint venture agreement with Palantir for the development of SurfOS. The joint venture introduces significant risks for us, including technology dependence on Palantir's proprietary software platforms, potential misalignment and relationship challenges with Palantir, and uncertainties in securing adequate funding, all of which could adversely impact the Company's business operations and financial stability.

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

Many of our flight operations are conducted by third-party aircraft operators on our behalf and we rely on third-party service providers to support our operations. Due to our reliance on third parties to provide these services going forward, we are subject to the risk of disruptions to their operations, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics, as well as any failure to deliver services at the level expected of them. We have, in the past, experienced issues with third-party aircraft operators. For example, in June 2018 we terminated a charter and aircraft sublease agreement we had with a key third-party scheduled aircraft operator in California because the operator had been providing increasingly unreliable and substandard service quality, resulting in frequent and last minute flight cancellations, while overcharging us and refusing to provide the requisite financial and operating data transparency. This had a negative impact on our results of operations and required approximately eight months to re-establish revenue levels similar to those prior to this event. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, have subjected certain of these third-party regional operators to significant financial and operational pressures, which have in the past and could in the future result in the temporary or permanent cessation of their operations.

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

Southern has historically received EAS subsidies as compensation for providing essential air service to numerous small communities. Over the last decade, overall funding of the EAS program by the U.S. government has increased from $193 million in 2012 to $466.4 million in 2022, which includes an increase in Congressional appropriation from $143 million in 2012 to $350 million in 2022. For the year ended December 31, 2024, EAS revenue was $49.5 million, or approximately 41% of the Company’s total revenue. The total amount of EAS revenue ultimately received by us will be determined by, among other things, the number of subsidized flights flown by Southern, overall funding levels of the EAS program by the U.S. Congress (which could be reduced) and competitive bids for EAS revenue awards by other carriers (which could cause us to lose EAS revenue to competitors). The EAS program was initially intended to last ten years from 1978 but has been modified and extended in the years since. The EAS program may continue to be modified or changed or may be canceled in the future, or we may be unable to continue to participate successfully in the EAS program. Any such developments could materially adversely affect our business. EAS revenue awards generally have a term of two years, during which time, a carrier is paid a subsidy amount in accordance with the maximum allowances stipulated in the EAS revenue award and is paid monthly in arrears on a per-flight-completed basis. The DOT has the right to terminate a route for breach of contract or in exceptional circumstances. The DOT, which administers the EAS program, has the right to cancel EAS revenue rewards if it deems that the communities served by such arrangements are no longer eligible. There can be no assurance that current EAS legislation will remain unchanged, or that Congress will continue to provide funding for the EAS program at any particular level. A reduction of EAS revenue, a loss of EAS revenue awards either due to termination or failure to renew at the end of the two-year term or a change to or termination of the EAS program could have a material adverse effect on our business, financial condition and results of operation.

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

As a public company, we are subject to the rules and requirements of the Exchange Act as well as other rules and regulations of the SEC, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd Frank Wall Street Reform and Consumer Protection Act and any rules and regulations thereunder, as well as under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the rules of the NYSE. New and changing laws, regulations, and standards relating to corporate governance and public disclosure have created uncertainty for public companies and will increase the costs and the time that our board for directors and management must devote to complying with these rules and regulations. The requirements of these rules and regulations will increase our legal and accounting compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our Board. As a public company, we expect to increase the coverage limits of our director and officer liability insurance from $2.5 million to in excess of $50 million, which will likely result in materially higher insurance premiums. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations. Further, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of December 31, 2024, material weaknesses continued to exist in our internal control over financial reporting, as discussed further in Item 9A, “Controls and Procedures - Material Weaknesses in Internal Control Over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Investors’ expectations of our performance relating to ESG factors may impose additional costs and expose us to new risks.

There is an increasing focus from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

Our Amended and Restated Bylaws and our Amended and Restated Certificate of Incorporation provide that the persons or entities who are not citizens of the United States (“Non-Citizens”), shall not, in the aggregate, own and or control more than 25.0% of our total voting interest. Additionally, our Amended and Restated Bylaws provide that Non-Citizens who are residents of countries that are not party to “open-skies” agreements with the United States (“NOS Non-Citizens”) shall not, in the aggregate, own more than 25.0% of the total number of our outstanding equity securities, and that all Non-Citizens (including any NOS Non-Citizens) shall not, in the aggregate, own more than 49.0% of the total number of our outstanding equity securities. To comply with this legally-required provision, if Non-Citizens own (beneficially or of record) more than 25.0% of the total voting power of our common stock, only permitted Non-Citizens holders consisting of Kuzari Investor 94647 LLC and our co-founders, Sudhin Shahani and Liam Fayed, and their respective affiliates will be entitled to vote. Any other Non-Citizens that own (beneficially or of record) or have voting control over any shares of our capital stock, will have their voting rights subject to automatic suspension. As of December 31, 2024, (i) the Permitted Holders beneficially own 16.1% of the total voting power of our common stock and the total number of our outstanding equity securities, or 17.8% of the total voting power and the total number of our outstanding equity securities assuming the vesting in full of 180,000 PRSUs to each of Mr. Fayed and Mr. Shahani, and (ii) Non-Citizens beneficially own 17.7% of the total voting power of our common stock and the total number of our outstanding equity securities.

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
•
the volume of shares of common stock available for public sale; and
•
general economic and political conditions, such as the effects of public health threats, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

Our shareholders may experience dilution from several sources to varying degrees, namely as shares of our common stock are issued and sold in subsequent offerings.

For example, if, in the future, we raise additional funds by issuing equity securities (including the GEM Advances), convertible debt or other similar securities, investors may experience significant dilution of their ownership interest. In addition, if we issue shares of our common stock for the remainder of the undrawn amounts under the Share Subscription Facility, the purchase price per share to be paid by GEM for the shares of our common stock that we may elect to sell to GEM under the Share Subscription Facility will fluctuate based on the volume weighted average trading price of our common stock. Accordingly, it is not possible for us to predict prior to any such sales, the number of shares of our common stock that we will sell pursuant to the Share Subscription Facility, and such sales could result in substantial dilution to the interests of other holders of our common stock.

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

In addition, we have filed a registration statement on Form S-8 under the Securities Act to register all shares subject to outstanding stock options or reserved for future issuance under our equity compensation plans. As of December 31, 2024, we had 2,689,131 options outstanding that, if fully exercised, would result in the issuance of 2,689,131 shares of common stock. As of December 31, 2024, we had 745,234 RSU and PRSU awards granted prior to December 31, 2024 for which the time-based and/or performance-based vesting condition had not been satisfied as of such date that, upon vesting, would result in the issuance of 745,234 shares of common stock. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

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

On April 2, 2024, we received formal notice from the NYSE indicating that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. The Company regained compliance with the requirements of Section 802.01C as of September 30, 2024. However, if the Company were to again fall below the continued listing criteria, the Company would be subject to immediate review under the requirements of Section 802.01C.

Additionally, on May 20, 2024, we received formal notice from the NYSE indicating that we were no longer in compliance with Section 802.01B of the NYSE Listed Company Manual because our average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. We subsequently submitted a plan within 45 days of the notice advising the NYSE of definitive action we have taken or will take to be in compliance with Section 802.01B within 18 months of receipt of the notice. The NYSE accepted our plan on August 21, 2024. As a result, our common stock will continue to be listed and traded on the NYSE during the 18-month cure period, subject to our compliance with the plan and other continued listing standards. The NYSE will review us on a quarterly basis to confirm compliance with the plan. If we fail to comply with the plan or do not meet the continued listing standards at the end of the 18-month cure period, we will be subject to the prompt initiation of NYSE suspension and delisting procedures.

There can be no assurance that we will be able to regain compliance with the NYSE’s continued listing requirements. If our stock price does not increase and if our market capitalization or stockholders’ equity does not meet the minimum standards, we may not be able to meet the standards for continued listing on the NYSE within the compliance period. In the event that we do not regain compliance with the NYSE continued listing standards, we and our stockholders could face significant material adverse consequences, including:

•
being delisted from the NYSE;
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
•
a limited amount, or complete absence, of news and analyst coverage for our company; and
•
a decreased ability, or inability, to issue additional securities or obtain additional financing in the future.

General Risk Factors

An overall decline in the health of the economy and other factors impacting consumer spending, such as recessionary conditions, governmental instability, inclement weather, and natural disasters, may affect consumer purchases, which could reduce demand for our products and harm our business, financial condition, and results of operations.

Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect us and our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, legislative and regulatory changes, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather and climate change, natural disasters, terrorism, uncertainty in the banking system, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions can lead consumers to forgo our services and consumer demand for our services may not grow as we expect. We believe perceived recessionary risks will continue to impact our results of operation in 2025. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons and drive higher prices in the supply chains we rely upon.

We are exposed to the impact of rising inflation rates, which could negatively affect our results of operations and our ability to invest and hold our cash.

The United States has recently experienced historically high levels of inflation. Additionally, recent trade disputes between the United States and other countries resulting in the imposition of increased tariffs on products imported into the U.S., and the ongoing conflicts between Russia and Ukraine and in the Middle East, have contributed to higher inflation.

The Consumer Price Index for All Urban Consumers, a widely followed inflation gauge published by the U.S. Bureau of Labor Statistics, increased by 2.8% from February 2024 to February 2025. The general effects of inflation on the global economy can be wide-ranging, evidenced by rising wages and rising costs of consumer goods and necessities. If the inflation rate continues to increase, this will result in, for example, increases in the cost of fuel, labor and other costs, which will adversely affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses.

Our fuel purchase, labor and airport operations contracts generally do not provide meaningful price protection against increases in costs. Our current policy is not to enter into transactions to hedge our fuel costs, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2024 and December 31, 2023, we did not have any fuel hedging contracts outstanding to hedge our fuel costs. Additionally, we do not typically enter long-term labor agreements with our pilots or ground service personnel to fix our employee-related costs. We do not intend in the foreseeable future to enter into any future transactions to hedge the cost of fuel, and assuming we do not otherwise fix our labor costs, we will continue to be fully exposed to fluctuations in prices of material operating costs.

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

As of December 31, 2024, we have not experienced any material cybersecurity incidents and risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. The expenses incurred from cybersecurity incidents, in which our SaaS infrastructure providers were targeted in larger attacks, were immaterial. This includes penalties and settlements, of which there were none. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the headings “We will rely on our information technology systems to manage numerous aspects of our business. A cyber-attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation” and “System failures, defects, errors or vulnerabilities in our website, applications, backend systems or other technology systems or those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition and results of operations,” which should be read in conjunction with the foregoing information.

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

We have a regular cadence between IT and Tech teams to collaborate on cybersecurity topics. In addition, we encourage communication and participation across the enterprise on cybersecurity-related topics and observations/recommendations. The cybersecurity incident response framework is updated as needed for alignment with current processes and communications.

ITEM 2: PROPERTIES

As of December 31, 2024, we leased aircraft, airport passenger terminal space, portions of and full aircraft hangars and other airport facilities in 45 U.S. airports. We lease our main office and all of the properties on which we operate air mobility services. Our main office is located in a 5,500 square foot facility at 12111 S. Crenshaw Blvd, Hawthorne, CA 90250. The lease of this facility expires in August 2026. Southern’s headquarters is located in a leased workspace in Palm Beach, Florida. The lease of this facility expires in April 2025. In February 2025, the Company relocated its air operations center to Addison, Texas. The lease of this facility expires in January 2028.

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

Holders of Record

As of March 14, 2025, there were approximately 228 stockholders of record of our common stock. The number of record does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

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

Stock Performance Graph

The following performance graph shows a comparison from July 27, 2023 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2024, of the cumulative total return for our common stock, the NYSE Composite Index and the S&P 500 Airlines Industry Index.

ITEM 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis reflects the historical results of operations and financial position of Surf Air Mobility Inc., and its consolidated subsidiaries. Prior to the Internal Reorganization (as defined below) on July 21, 2023, these results comprised the operations of Surf Air Global Limited, the predecessor to Surf Air Mobility Inc. References in this section to the “Company”, “we” or “our” refer to Surf Air Mobility Inc. and its consolidated subsidiaries, including Southern Airways Corporation. Unless otherwise indicated, all dollar amounts are set forth in thousands, except share and per share data.

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

Overview of the Business

Surf Air Mobility Inc. (“Surf Air Mobility”, the “Company”, “us”, “we” or “our”) is a regional air mobility platform that aims to transform regional flying. The Company is currently comprised of its Air Mobility business, with the goal of further developing and enhancing its service and technology offerings through its Air Technology business.

The Air Mobility business is an established regional air mobility platform providing scheduled service and an on-demand charter marketplace to passengers in the U.S. and globally. Current initiatives surrounding the Air Technology business seek to drive an innovative platform developing a proprietary, AI-enhanced aviation software operating system as well as technology and services to enable electrification across the regional air mobility sector.

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the New York Stock Exchange (“NYSE”). For 2024, the Company’s combined network served over 370,000 passengers with approximately 72,000 scheduled departures. We expect the combination of our legacy networks will continue to provide the basis for our expanded, nationwide regional air mobility platform.

Our predecessor company, Surf Air, was formed in 2016 and prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and a high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air drove the early stages of development of our current efforts to develop electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, we believe can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with our owned and operated fleet.

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

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the agreement to acquire Southern, Southern stockholders were to receive 2,321,428 shares of the Company's common stock, which was based on the aggregate merger consideration of $81.25 million at the $35.00 per share opening price on the first day of trading of the Company's common stock. In total, 2,321,423 shares of Company common stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator that operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

Following the Southern Acquisition, the Company operates a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

The results of operations of Southern are included in the Company’s consolidated financial statements from the date of acquisition, July 27, 2023, through December 31, 2024. For historical financial information of Southern prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Form 8-K/A filed August 29, 2023.

2024 Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of enabling the regional air mobility market to operate at scale and to enhance the user’s ability to make informed decisions based on multiple first and third party data sources as well as connected aircraft, and the Company expects these development expenses to continue to be incurred. Additionally, the Company is developing fully-electric and hybrid-electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2023 and 2024 and believes perceived recessionary risks have impacted the 2024 results. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during 2024 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

As such, the extent to which global events and market inflationary impacts will affect our financial condition, liquidity and future results of operations is uncertain. Given the uncertainty regarding the length, and intensity, of these factors, the Company cannot reasonably estimate their impact on its future results of operations, cash flows or financial condition. The Company continues to actively monitor its financial condition, liquidity, operations, suppliers, industry and workforce. As the Company does not currently, and does not intend in the foreseeable future to, enter into any transactions to hedge fuel costs, or otherwise fix labor costs, the Company will continue to be fully exposed to fluctuations in prices of material operating costs.

During January 2025, the Company utilized an abundance of caution and voluntarily cancelled a significant number of scheduled flights due to maintenance concerns. The Company took actions to mitigate these concerns and returned its operations to full schedule during the first quarter of 2025. The most significant financial impacts of these cancellations have been lost revenues, lost operating income, decreased operating cash flows, and unplanned maintenance costs.

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

	Year Ended December 31,		Change
	2024	2023	Increase/ Decrease	%
Scheduled Flight Hours(1)	67,918	34,388	33,530	98%
On-Demand Flights(2)	3,515	2,831	684	24%
Scheduled Passengers(3)	353,077	176,131	176,946	100%
Headcount(4)	703	833	(130)	(16)%
Scheduled Departures(5)	69,000	31,476	37,524	119%

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

Results of Operations

Results of the Company’s Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
Revenue	$119,425	$60,505	$58,920	97%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	109,934	61,918	48,016	78%
Technology and development	24,041	20,850	3,191	15%
Sales and marketing	7,514	10,028	(2,514)	(25)%
General and administrative	29,851	100,669	(70,818)	(70)%
Depreciation and amortization	8,341	3,762	4,579	122%
Impairment of goodwill	—	60,045	(60,045)	(100)%
Total operating expenses	179,681	257,272	(77,591)	(30)%
Operating loss	(60,256)	(196,767)	136,511	(69)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(11,732)	(50,230)	38,498	(77)%
Interest expense	(8,617)	(2,969)	(5,648)	(190)%
Gain (loss) on extinguishment of debt	5,398	(326)	5,724	(1,756)%
Other income (expense)	12	(3,708)	3,720	(100)%
Total other income (expense), net	(14,939)	(57,233)	42,294	(74)%
Loss before income taxes	(75,195)	(254,000)	178,805	(70)%
Income tax benefit	287	3,304	(3,017)	(91)%
Net loss	$(74,908)	$(250,696)	$175,788	(70)%

Revenue

Revenue increased by $58.9 million, 97%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
Scheduled	$90,735	$39,397	$51,338	130%
On-Demand	28,690	21,108	7,582	36%
Total revenue	$119,425	$60,505	$58,920	97%

Scheduled revenue increased by $51.3 million, or 130%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Absent the impact of the Southern Acquisition, the total scheduled revenue decreased by $0.6 million, or -17%, which was primarily attributable to a decline in our membership subscription base.

The impact of the Southern Acquisition contributed an increase of $52 million, or 146%, to scheduled revenue primarily related to EAS revenue of $30.3 million, passenger revenue of $20.2 million, and other revenue of $1.5 million, due to the results of Southern only being included for the period from July 27 to December 31, 2023 for purposes of the Company’s 2023 financial results.

On-demand revenue increased by $7.6 million, or 36%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Of the total 3,515 on-demand charter flights, absent the impact of the Southern Acquisition, the Company conducted 2,478 on-demand charter flights during the year ended December 31, 2024 compared to 2,282 on-demand charter flights during the year ended December 31, 2023.

The increase in on-demand charter flights, absent the impact of the acquisition of Southern, was driven by increases in marketing efforts for our on-demand products and other service offerings, and was the primary driver accounting for roughly $5.5 million of the total on-demand revenue increase period over period.

The impact of the Southern Acquisition was to contribute an increase of $1.6 million to on-demand revenue during the year ended December 31, 2024 for trips in the Hawaii-based operations focusing on providing route services for construction crews, school events and leisure travel.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $48 million, or 78%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Of the total 3,515 on-demand charter flights, absent the impact of the acquisition of Southern, the Company conducted 2,478 on-demand charter flights in the year ended December 31, 2024 an increase from 2,282 for the year ended December 31, 2023, which resulted in a $5.8 million increase in cost of revenue associated with Company on-demand charter flights.

The Southern Acquisition contributed to an increase in cost of revenue of $43.9 million, or 129%, during the year ended December 31, 2024 primarily due to aircraft expenses of $25.2 million, pilot expenses of $10.9 million, customer care expenses of $5.4 million, station expenses of $1.9 million, reservation systems of $0.9 million, and passenger re-accommodation expenses of $0.5 million.

Technology and Development

Technology and development expenses increased by $3.2 million, or 15%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was driven primarily by an increase in expenses related to software development work with Palantir of $4.1 million. These increases were partially offset by a decrease in labor and labor related expenses for the technology team of $0.9 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $2.5 million, or -25%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in brand awareness and strategic digital marketing expenses of $0.5 million and a $2.0 million decrease in management incentive plan expenses.

General and Administrative

General and administrative expenses decreased by $70.8 million, or -70%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The primary drivers of the decrease in general and administrative expenses were a decrease in stock-based compensation expense of $54.3 million and decreases in transaction related costs associated with the Company’s public listing, of $22.0 million. These decreases were partially offset by an increase in professional fees not associated with the Company’s public listing of $3.5 million due to a higher volume of corporate transactions during the year ended December 31, 2024.

Depreciation and Amortization

Depreciation and amortization expenses increased by $4.6 million, or 122%, for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to depreciation of engines and aircraft, as well as amortization of intangibles acquired in the Southern Acquisition for the full twelve months during year ended December 31, 2024.

Impairment of Goodwill

The Company recorded impairment charges to previously recorded goodwill of its Southern business unit of $60.0 million during the year ended December 31, 2023 as a result of the identification of impairment indicators during the fourth quarter of 2023. No such charges were recorded during the year ended December 31, 2024.

Other Income/(Expense)

Other expense, net decreased by $42.3 million, or -74%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. There are two primary drivers for the decrease in other expense:

•
$38.5 million decrease in changes in fair value of financial instruments due to valuation adjustments recorded during the first half of 2023, and upon settlement of convertible notes and SAFEs as part of the Company’s direct listing;
•
$3.7 million decrease in other expense, primarily due to a stock-based expense of $3.2 million to Tuscan Holdings in full satisfaction of the termination of a business combination agreement during the year ended December 31, 2024.

Net Loss

The total decrease in net loss of $175.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to a reduction of expenses as described above, including reductions in goodwill impairment of $60.0 million, decreases in general and administrative expenses of $70.8 million, and decreases in other expenses of $42.3 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(54,322)	$(64,371)
Investing activities	(3,609)	(7,100)
Financing activities	77,175	72,990
Net change in cash and cash equivalents	$19,244	$1,519

Cash Flow from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $54.3 million, driven by a net loss of $74.9 million, net reversals of $6.0 million in non-cash stock-based compensation, and a $4.3 million reduction in deferred revenue. These operating outflows were partially offset by changes in fair value of financial instruments of $11.7 million, increases in accrued expenses and other current liabilities of $8.4 million, and depreciation and amortization expenses of $8.3 million.

For the year ended December 31, 2023, net cash used in operating activities was $64.4 million, driven by a net loss of $250.7 million and a $2.1 million reduction in operating lease liabilities. These operating outflows were partially offset by non-cash changes in fair value of financial instruments of $50.2 million, non-cash impairment of goodwill of $60.0 million, non-cash stock-based compensation expenses of $48.3 million, increases in accounts payable and other liabilities of $28.6 million, increases in depreciation and amortization of $1.1 million, and increases in prepaid expenses and other current assets of $0.7 million.

In 2023, the Southern Acquisition resulted in net cash outflows from operating activities of $3.9 million. This was primarily driven by a $3.3 million reduction in deferred income taxes and a net loss of $4.6 million. These were mostly offset by increases in depreciation and amortization of $2.7 million, and non-cash operating leases of $1.5 million.

Net cash used in operating activities decreased period over period by $10.1 million, driven by a $175.8 million decrease in net loss. This was largely offset by a decrease of $38.5 million in non-cash changes in fair value of financial instruments, a decrease of $60.0 million in impairment of goodwill charges, decreases of $54.2 million in non-cash stock-based compensation expenses, and a decrease of $10.5 million in changes in accrued expenses and other liabilities.

Cash Flow from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $3.6 million, a decrease of $3.5 million compared to the year ended December 31, 2023, driven by an increase of $10.5 million in cash from sales of fixed assets and partially offset by an increase in fixed asset purchases of $4.2 million and $2.2 million in internal use software development costs. Totals for 2023 include $0.7 million in net cash received from the Southern Acquisition.

Cash Flow from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $77.2 million due to proceeds from borrowings under long term debt agreements, net of repayments, of $36.2 million, borrowings from related parties of $34.5 million, net proceeds of $2.8 million from collateralized borrowings, and proceeds from the GEM share purchase agreement of $3.9 million.

For the year ended December 31, 2023, net cash provided by financing activities was $73.0 million from proceeds from the issuance of preferred shares, common stock, and exercise of share options of $30.2 million, proceeds from borrowings of SAFE and convertible notes of $11.7 million, proceeds from borrowings due to related parties of $22.4 million, and proceeds from the GEM share purchase agreement of $10.2 million. These factors were offset by $1.5 million due to payments on long-term debt and amounts due under finance leases acquired from Southern.

Net cash provided by financing activities increased period over period by $4.2 million, primarily driven by increases in net borrowings of long term debt of $37.5 million and a $12.0 million increase in borrowings from related parties. These increases were partially offset by reductions in proceeds from the GEM Purchase of $25.0 million, reductions in proceeds from the Share Purchase Agreement of $6.3 million, an $8.0 million reduction in borrowings under convertible note agreements, and a $3.7 million reduction in proceeds from SAFE instruments and the sale of convertible preferred shares.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. As discussed in Note 15, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $7.7 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2024. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.6 million as of December 31, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of December 31, 2024, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.1 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of December 31, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 11, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 11, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2024 and December 31, 2023.

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

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to (i) raise additional capital (or financing) to fund operating losses, (ii) refinance its current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, (v)attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to the business model.

The Company has historically funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the Share Purchase Agreement with GEM Global Yield LLC SCS (“GEM”) and $10.2 million in advances and draws under the second amended and restated Share Purchase Agreement with GEM (see Note 12, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security). During the year ended December 31, 2024, the Company received an additional $2.5 million in advances under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 12, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of December 31, 2024, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $298.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of December 31, 2024, GEM held 0% of the then fully-diluted shares of the Company. At December 31, 2024, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 293 thousand shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation with the New York Stock Exchange. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its ability to raise capital through the Share Purchase Agreement.

Additionally, during the year ended December 31, 2024, the Company entered into a credit agreement with certain affiliates of Comvest Partners, as lenders, pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s capital expenditures in 2024 and in 2023 were limited to payments made for aircraft purchases under the TAI Aircraft Supply Agreement, aircraft supply deposits, aircraft parts, engines, immaterial purchases and internally developed software. The Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $0.3 billion. The Company has an order in place with TAI for 90 Cessna Grand Caravan aircraft with an option for an additional 26 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. The Company took delivery of four aircraft under this agreement during 2024. As of December 31, 2024, the Company had made deposits of $2.0 million for aircraft that are scheduled to be delivered in 2026. The Company may finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to Our Financial Position and Capital Requirements — Our past financial results may not be a reliable indicator of our future results.” The Company has engaged AeroTEC to develop fully-electric and hybrid-electric Supplemental Type Certificates (“STCs”) for the Cessna Grand Caravan in partnership with TAI.

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

The following table summarizes the Company’s contractual commitments and obligations (in thousands) :

	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$64,593	$2,543	$2,676	$12,032	$45,669	$421	$1,252
Operating leases	20,690	6,561	4,603	3,158	2,219	2,218	1,931
Finance leases	1,537	389	372	336	264	176	—
Repayment of related party term loans	50,000	—	—	—	50,000	—	—
Repayment of convertible notes	8,034	—	—	—	8,034	—	—
Minimum payments under aircraft supply agreements	283,800	3,000	13,200	13,200	13,200	62,700	178,500
Minimum payments under data license agreements	9,500	9,500	—	—	—	—	—
Minimum payments under sales and marketing agreements	40,000	15,000	10,000	10,000	5,000	—	—
Minimum payments under technology development agreements	27,400	8,400	8,000	8,000	3,000	—	—
Total	$505,554	$45,393	$38,851	$46,726	$127,386	$65,515	$181,683

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

Shortly after the Southern Acquisition, the Company performed its annual goodwill impairment assessment on a qualitative basis as of October 1, 2023, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. This conclusion was primarily based on the operations of Southern being consistent with forecasts existing as of the acquisition date and the Company’s plans to re-fleet and expand Southern’s operations. Subsequent to this analysis, the Company identified indicators of impairment of the Southern reporting unit as of December 31, 2023. This was based on operational challenges that were expected to be remediated in the fourth quarter, such as: additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays were expected to, and did, continue into 2024. Additionally, we incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. Indicators of impairment also include a decline in the market price of our common stock and corresponding continued decline in our market capitalization from the date of the Southern Acquisition. As a result, we determined that it was more likely than not that the fair value of the Southern reporting unit was lower than its carrying value. As a result, the Company performed a quantitative assessment to compare the fair value of the reporting unit to its carrying amount as of December 31, 2023. The Company concluded that the carrying value of the Southern reporting unit exceeded its fair value and, as such, recorded a $60.0 million impairment of goodwill in its Southern reporting unit during the fourth quarter of 2023.

As of December 31, 2024, we had no remaining goodwill balance. The fair value of goodwill in the impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis consisted of (a) long-term projections of financial performance, inclusive of scheduled completion factors and prospective operating cost assumptions and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate. Under the market approach, the principal assumption included an estimate of a control premium.

Stock-Based Compensation

We grant stock options, warrants, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to certain employees, as well as non-employees (including directors and others who provide services to us) under our stock plans. We recognize compensation expense resulting from stock-based payments over the period for which the requisite services are provided.

Stock Options and Warrants

We use the Black-Scholes option pricing model to estimate the fair value of the stock options and warrants at the measurement date. The grant date is deemed to be the appropriate measurement date for stock options issued to employees and non-employees. We have elected to account for forfeitures as they occur.

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

Restricted Stock Units

The fair value of RSUs is estimated based on the fair value of our common stock on the grant date. Estimating the grant date fair value of the common stock underlying RSU grants prior to our direct listing was highly judgmental due to the lack of an observable market for our common stock. Prior to our direct listing, the fair value of the Company’s common stock was determined by considering a number of objective and subjective factors including: contemporaneous third-party valuations of our common stock, sales of our redeemable convertible preferred stock to outside investors in arms-length transactions, the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. Estimating the grant date fair value of the RSUs, including the PSUs discussed below, was highly sensitive due to the volume of RSUs granted and increasing fair value of our common stock as we approached our direct listing. For RSUs granted prior to the Company’s direct listing, all awards were deemed to have vested upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition tied to the direct listing.

Subsequent to our direct listing, the fair value of our RSUs is based on the stock price on the day immediately preceding the date of grant, there will no longer be a significant level of judgment involved that could impact the fair value of the RSUs or expense incurred.

Performance-Based Restricted Stock Units

In July 2023, we granted PRSUs to each of our three founders (“Founder PRSUs”). In October 2023, we granted 28,571 additional PRSUs as part of a hiring grant to an executive under the 2023 Plan. These and the Founder PRSUs will vest upon the satisfaction of a service condition and the achievement of certain stock price goals. We estimate the grant date fair value of PRSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. The average grant date fair value of the Founder PRSUs were estimated to be $15.82 per share, and we will recognize total stock-based compensation expense of approximately $6.3 million over the derived service period. The weighted-average grant date fair value of the PRSUs granted in October was $5.67 per share for the 7,143 RSUs vesting upon an Average Closing Price equaling or exceeding $35 per share, $3.85 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $70 per share, and $2.73 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $105 per share. We will recognize total stock-based compensation expense of $0.1 million over the derived service period. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that each founder/ employee individually stays employed with the Company, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved. Had we arrived at different assumptions of underlying stock price or volatility our stock-based compensation expense and results of operations may be materially different.

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

The Company’s convertible securities and Simple Agreements for Future Equity (“SAFE”) notes are carried at fair value. SAFE notes are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities. Additionally, the Company elected the fair value option for certain convertible notes and SAFE notes, which requires them to be remeasured to fair value each period. If factors change and different assumptions are used, the Company’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations. As a result of the Internal Reorganization and settlements of SAFE notes as part of the Company’s direct listing, these balances have been significantly reduced as of December 31, 2024.

The Company has accounted for the Mandatory Convertible Security with GEM at fair value. The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

•
Remaining par amount;
•
Entity specific probability of default;
•
Implied volatility
•
Applicable discount rate
•
Share price at the measurement date

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

ITEM 7A. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK

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

Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have, and could continue to, attempt to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, during 2024, as a result of global supply chain issues and extreme weather conditions, we experienced supply chain disruptions for critical spare parts and major maintenance, which resulted in higher prices and delayed delivery for those products. We continue to assess the current environment, work with our suppliers and maintenance providers and create certain contingency plans to mitigate any negative impact.

Macroeconomic Risks and the Impact of the COVID-19 Pandemic

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of an economic downturn. These macroeconomic conditions also negatively impact consumer discretionary spend and coupled with slower than expected increases in business and leisure travel, including as a result of many workplaces adopting remote or hybrid models, led to slowed revenue growth during 2024. Additionally, as a result of continued inflation, we have seen an increase in wage rates and costs of revenue during fiscal year 2024, which has had a negative impact on our financial results. In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Business.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	71
Consolidated Balance Sheets as of December 31, 2024 and 2023	72
Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023	73
Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/(Deficit) for the Years Ended December 31, 2024 and 2023	74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Surf Air Mobility Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surf Air Mobility Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in redeemable convertible preferred shares and shareholders’ equity/(deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/PricewaterhouseCoopers LLP

Los Angeles, California

March 21, 2025

We have served as the Company’s auditor since 2021.

Surf Air Mobility Inc.

Consolidated Balance Sheets

December 31, 2024 and December 31, 2023

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$21,107	$1,720
Accounts receivable, net	4,257	4,965
Prepaid expenses and other current assets	8,511	11,051
Total current assets	33,875	17,736
Restricted cash	568	711
Property and equipment, net	42,213	45,991
Intangible assets, net	23,118	26,663
Operating lease right-of-use assets	17,046	12,818
Finance lease right-of-use assets	1,115	1,343
Other assets	6,123	5,727
Total assets	$124,058	$110,989
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$17,976	$18,854
Accrued expenses and other current liabilities	45,496	59,582
Deferred revenue	17,393	19,011
Current maturities of long-term debt	2,543	5,177
Operating lease liabilities, current	4,120	4,104
Finance lease liabilities, current	265	215
SAFE notes at fair value, current	13	25
Convertible notes at fair value, current	—	7,715
Due to related parties, current	1,804	25,431
Total current liabilities	89,610	140,114
Long-term debt, net of current maturities	59,883	20,617
Convertible notes at fair value, long term	7,347	—
Operating lease liabilities, long term	11,540	5,507
Finance lease liabilities, long term	948	1,137
Due to related parties, long term	50,457	1,673
Other long-term liabilities	24,270	19,426
Total liabilities	$244,055	$188,474
Commitments and contingencies (Note 15):
Shareholders’ deficit:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both December 31, 2024 and December 31, 2023; 16,933,692 shares issued and outstanding as of December 31, 2024 and 10,878,633 shares issued and outstanding as of December 31, 2023	2	1
Additional paid-in capital	557,444	525,049
Accumulated deficit	(677,443)	(602,535)
Total shareholders’ deficit	$(119,997)	$(77,485)
Total liabilities and shareholders’ deficit	$124,058	$110,989

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Operations

Years Ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$119,425	$60,505
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	109,934	61,918
Technology and development	24,041	20,850
Sales and marketing	7,514	10,028
General and administrative	29,851	100,669
Depreciation and amortization	8,341	3,762
Impairment of goodwill	—	60,045
Total operating expenses	179,681	257,272
Operating loss	$(60,256)	$(196,767)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(11,732)	$(50,230)
Interest expense	(8,617)	(2,969)
Gain (loss) on extinguishment of debt	5,398	(326)
Other income (expense)	12	(3,708)
Total other income (expense), net	$(14,939)	$(57,233)
Loss before income taxes	(75,195)	(254,000)
Income tax benefit	287	3,304
Net loss	$(74,908)	$(250,696)
Net loss per share applicable to common shareholders, basic and diluted	$(5.80)	$(44.46)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	12,910,341	5,638,128

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/(Deficit)

Years Ended December 31, 2024 and 2023

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Shares		Class B-6s Convertible Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2023	229,144,283	$130,667	71,478,742	$3,414	1,783,919	$—	$126,336	$(351,839)	$(222,089)
Issuance of Class B-6a redeemable convertible preferred shares	5,711,720	3,000	—	—	—	—	—	—	—
Conversion of outstanding payables to Class B-6s convertible preferred shares	—	—	486,402	202	—	—	—	—	202
Conversion of related party promissory note to Class B-6s convertible preferred shares	—	—	9,932,241	4,418	—	—	842	—	5,260
Exercise of warrants	—	—	—	—	672,509	—	128	—	128
Issuance of related party SAFEs	—	—	—	—	—	—	(444)	—	(444)
Exercise of share options	—	—	—	—	23,013	—	191	—	191
Issuance of Class B-6s to service providers	—	—	1,921,778	855	—	—	—	—	855
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	8,282,432	3,253	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	1,385,905	543	—	—	—	—	—	—	—
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	—	—	23,560,301	10,494	—	—	—	—	10,494
Conversion of redeemable convertible preferred shares to common shares	(244,524,340)	(137,463)	—	—	1,559,456	—	137,463	—	137,463
Conversion of class B-6s convertible preferred shares to common shares			(107,379,464)	(19,383)	684,814	—	19,383	—	—
Issuance of common stock related to restricted shares					166,809	—	—	—	—
Issuance of common shares to settle SAFEs	—	—	—	—	2,480,765	1	86,826	—	86,827
Issuance of Common Stock for business acquisition					2,321,423	—	81,250	—	81,250
Issuance of Common Stock related to contract termination	—	—	—	—	90,714	—	3,175	—	3,175
Issuance of Common Stock under Software License Agreement					250,736	—	2,000	—	2,000
Issuance of Common Stock in settlement of advisor accrual	—	—	—	—	2,142	—	75	—	75
Issuance of common shares under GEM Purchase	—	—	—	—	142,857	—	25,000	—	25,000
Issuance of common shares under Share Purchase Agreement	—	—	—	—	757,142	—	13,020	—	13,020
Shares repurchased for employee tax withholding	—	—	—	—	(57,666)	—	(1,273)	—	(1,273)
Stock-based compensation expense	—	—	—	—	—	—	31,077	—	31,077
Net loss	—	—	—	—	—	—	—	(250,696)	(250,696)
Balance at December 31, 2023	—	—	—	—	10,878,633	1	525,049	(602,535)	(77,485)
Issuance of common stock related to restricted shares	—	—	—	—	430,540	—	—	—	—
Issuance of common stock related to stock option exercises	—	—	—	—	5,379	—	20	—	20
Issuance of common stock under software license agreement	—	—	—	—	2,990,386	1	9,574	—	9,575
Issuance of common stock under marketing agreement	—	—	—	—	26,144	—	187	—	187
Issuance of common shares under Share Purchase Agreement	—	—	—	—	1,547,770	—	4,326	—	4,326
Shares received as consideration for Mandatory Convertible Security	—	—	—	—	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	—	—	—	—	1,142,857	—	1,621	—	1,621
Conversion of LamVen Note	—	—	—	—	750,000	—	7,473		7,473
Issuance of common stock to settle maintenance accruals	—	—	—	—	61,983	—	300	—	300
Stock-based compensation expense	—	—	—	—	—	—	10,690	—	10,690
Net loss	—	—	—	—	—	—	—	(74,908)	(74,908)
Balance at December 31, 2024	—	$—	—	$—	16,933,692	$2	$557,444	$(677,443)	$(119,997)

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2022

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(74,908)	$(250,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,341	3,762
Gain on sale of fixed assets	(743)	—
Impairment of goodwill	—	60,045
Non-cash operating lease expense	5,690	2,147
Loss (gain) on extinguishment of debt	(5,398)	326
Stock-based compensation expense	(5,976)	48,252
Changes in fair value of financial instruments carried at fair value, net	11,732	50,230
Amortization of debt discounts and debt issuance costs	252	97
Deferred income taxes	(287)	(3,321)
Changes in operating assets and liabilities:
Accounts receivable, net	708	(262)
Prepaid expenses and other current assets	977	(959)
Intangible assets, net	—	(336)
Other assets	(396)	(126)
Accounts payable	9,530	2,656
Due to a related party	(3,351)	4,189
Accrued expenses and other current liabilities	9,416	18,953
Deferred revenue	(4,334)	2,884
Operating lease liabilities	(5,554)	(2,179)
Other liabilities	(21)	(33)
Cash flows used in operating activities	$(54,322)	$(64,371)
Cash flows from investing activities:
Purchase of property and equipment	(11,758)	(7,588)
Proceeds from the sale of fixed assets	10,495	—
Net cash received from Southern Acquisition	—	678
Internal-use software development costs	(2,346)	(190)
Net cash used in investing activities	$(3,609)	$(7,100)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	44,234	—
Payments of borrowings on convertible notes	—	(40)
Principal payments on long-term debt	(6,566)	(1,349)
Proceeds from borrowings of SAFE notes	—	3,716
Proceeds from advances under Share Purchase Agreement	3,894	10,200
Proceeds from collateralized borrowings, net of repayment	2,793	(33)
Proceeds from borrowings on convertible notes	—	8,000
Proceeds from borrowings from related parties	34,522	22,502
Payments of debt issuance costs	(1,488)	—
Payments of borrowings from related parties	—	(114)
Payment of finance lease obligations	(234)	(113)
Proceeds from the issuance of Class B-6a redeemable convertible preferred shares	—	3,000
Proceeds from sale of Common Stock	—	25,000
Common Stock repurchases for employee tax withholding	—	(1,273)
Common Stock issued for contract termination	—	3,175
Proceeds from the exercise of Common Stock warrants	—	128
Proceeds from exercise of stock options	20	191
Net cash provided by financing activities	$77,175	$72,990
Increase in cash, cash equivalents and restricted cash	19,244	1,519
Cash, cash equivalents and restricted cash at beginning of period	2,431	912
Cash, cash equivalents and restricted cash at end of period	$21,675	$2,431

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company is currently comprised of its Air Mobility business, and has a goal of further developing and enhancing its service and technology offerings through its Air Technology business.

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

Pursuant to the Internal Reorganization, all ordinary shares of Surf Air outstanding as of immediately prior to the closing, were canceled in exchange for the right to receive shares of the Company’s common stock and all rights to receive ordinary shares of Surf Air (after giving effect to the conversions) were exchanged for shares of the Company’s common stock (or warrants, options or restricted stock units (“RSUs”) to acquire the Company’s common stock, as applicable) at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock. Such conversions, as they relate to the ordinary shares of Surf Air, and all rights to receive ordinary shares, have been reflected as of all periods presented herein.

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

Southern Acquisition

On July 27, 2023 (the “Acquisition Date”), immediately prior to the Company’s listing on the NYSE and after the consummation of the Internal Reorganization, the Company effected the acquisition of all equity interests of Southern Airways Corporation (“Southern”), whereby a wholly-owned subsidiary of the Company merged with and into Southern, after which Southern became a wholly-owned subsidiary of the Company (the “Southern Acquisition”). Pursuant to the agreement to acquire Southern, Southern stockholders were to receive 2,321,428 shares of the Company's common stock, which was based on the aggregate merger consideration of $81.25 million at the $35.00 per share opening price on the first day of trading of the Company's common stock. In total, 2,321,423 shares of Company common stock were issued to former Southern shareholders while the remaining amount was paid out in cash in lieu of fractional shares to those shareholders on a pro rata basis.

Southern is a scheduled service commuter airline serving cities across the United States that is headquartered in Palm Beach, Florida and commenced flight operations in June 2013. It is a certified Part 135 operator that operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

Following the Southern Acquisition, the Company operates a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. As discussed in Note 15, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $7.7 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2024. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.6 million as of December 31, 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of December 31, 2024, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.1 million. The Company is in the process of remediating the late filing and payment of the property taxes due to Los Angeles County. As of December 31, 2024, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 11, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 11, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2024 and December 31, 2023.

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

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to (i) raise additional capital (or financing) to fund operating losses, (ii) refinance its current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the proper utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, (v) attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to the business model.

The Company has historically funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements. During the year ended December 31, 2023, the Company received $8 million under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”), $25.0 million through the Share Purchase Agreement with GEM Global Yield LLC SCS (“GEM”) and $10.2 million in advances and draws under the second amended and restated Share Purchase Agreement with GEM (see Note 12, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security). During the year ended December 31, 2024, the Company received an additional $2.5 million in advances under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 12, Share Purchase Agreement, GEM Purchase, and Mandatory

Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of December 31, 2024, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $298.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of December 31, 2024, GEM held 0% of the then fully-diluted shares of the Company. At December 31, 2024, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 293 thousand shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation with the New York Stock Exchange. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its ability to raise capital through the Share Purchase Agreement.

Additionally, during the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders, pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring of operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans or, the Company will be required to take additional measures to conserve liquidity, which could include, but not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the assets, liabilities and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation. Other than net loss, the Company does not have any other elements of comprehensive income or loss for the years ended December 31, 2024 and 2023.

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

Concentration of Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. All of the Company’s cash deposits are held at financial institutions that management believes to be of high credit quality. The Company’s cash deposit accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash deposits to date. For the years ended December 31, 2024 and 2023, the US DOT accounted for 39% and 32%, respectively, of the Company's consolidated revenues.

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

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of December 31, 2024 and 2023 the Company had restricted cash of $0.6 million and $0.7 million, respectively, consisting of collateral against a corporate credit card. The Company has classified the restricted cash as long term, which represents the expected lapse of the restriction.

Accounts Receivable, net

Accounts receivable primarily consist of amounts due from U.S. DOT in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2024, and December 31, 2023. The Company has considered past and future financial and qualitative factors, including the age of unpaid receivables, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

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

Accordingly, the accounts receivable remain on the Company’s Consolidated Balance Sheets until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Consolidated Statements of Operations.

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

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as appropriate. No impairment charges were recorded during the years ended December 31, 2024 and 2023.

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

The Company performed its annual goodwill impairment assessment on a qualitative basis as of October 1, 2023, and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. This conclusion was primarily based on the operations of Southern being consistent with forecasts existing as of the acquisition date and the Company’s plans to re-fleet and expand Southern’s operations. Subsequent to this analysis, the Company identified indicators of impairment of the Southern reporting unit as of December 31, 2023. This was based on operational challenges that were expected to be remediated in the fourth quarter, such as: additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays were expected to, and did, continue into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of Southern during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. Indicators of impairment also include a decline in the market price of our common stock and corresponding continued decline in our market capitalization from the date of the Southern Acquisition. As a result, the Company performed a quantitative assessment to compare the fair value of the reporting unit to its carrying amount as of December 31, 2023.The Company concluded that the carrying value of the Southern reporting unit exceeded its fair value and, as such, recorded a $60.0 million impairment of goodwill in its Southern reporting unit during the fourth quarter of 2023.

The Company estimated the fair value of its reporting units utilizing both a market approach and an income approach (discounted cash flow) and the significant assumptions used to measure fair value include discount rate, terminal value factors, revenue and EBITDA multiples, and control premiums. We evaluate our estimates under the income approach by reconciling the estimated fair value of the reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach.

This impairment charge is presented within impairment of goodwill on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company had no goodwill balance.

Deferred Revenue

The Company records deferred revenue (contract liabilities) when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. The Company generally collects payments from customers in advance of services being provided. The Company recognizes the deferred revenue as revenue when it meets the applicable revenue recognition criteria, which is usually either over the contract term, or when services have been provided. The Company generally meets performance obligations associated with all revenues deferred during the succeeding 12-month period. Accordingly, deferred revenue is classified within current liabilities in the accompanying Consolidated Balance Sheets.

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

Revenue Recognition

Scheduled Revenue

Scheduled revenue is derived from scheduled passenger flights under the EAS program, membership subscriptions, and through passenger single seat sales.

The Company provides scheduled passenger flight service on certain routes which is subsidized by the U.S. DOT under the EAS program. The EAS program is enacted to ensure that small communities in the U.S. have the ability to maintain a minimum level of scheduled air services. The Company has contracts with the U.S. DOT that are typically in duration of 2-4 years and include commitments for the Company to provide passenger air service to certain locations for a specific number of times annually to each location. The Company generally bills the U.S. DOT on the first of the month following the prior month’s completed flights, and typically collects from the U.S. DOT within 12 to 14 days after billing. Revenue is recognized on a per-flight basis when the Company has fulfilled its commitment, generally as the flights are completed.

The Company offers Pay-As-You-Fly (“PAYF”) memberships to members. The members pay an annual membership fee, which enables the member to purchase single use vouchers for travel on the Company’s scheduled routes. Vouchers are sold in a package and generally expire twelve months after the purchase date. Vouchers are nonrefundable, not exchangeable for cash and may not be used for other Company services. The Company recognizes the upfront annual membership fee as well as amounts paid by members for the purchase of vouchers as flights are completed or expiration, where applicable, of the vouchers. The Company has determined the PAYF membership and vouchers to represent a single performance obligation.

The Company earns revenue from the passenger for scheduled flight service through sales of tickets for single seats. These sales are generally paid by credit card. The Company also earns revenue generated by third-party travel booking sites or travel agencies. Tickets are refundable within 24 hours of purchase for flights scheduled to take place more than one week out, or when flights or services are changed, interrupted, or otherwise canceled by the Company. The Company recognizes revenue when it meets the applicable recognition criteria, which is at the point in time when a flight is completed or when tickets expire (generally within one year from the date of purchase).

On-demand Revenue

The Company earns revenue from the passenger for charter flight services, operated through a combination of its own aircraft and those of third party operators. These sales are generally paid for by credit card or wire transfer. The Company generally does not offer refunds after 24 hours of purchase. The Company recognizes revenue when it meets the applicable recognition criteria, which is at the point in time when a flight is completed or when tickets expire (generally within one year from the date of purchase).

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel related and other costs in connection with the Company’s sales and marketing efforts. Advertising costs are expensed as incurred and were not material for the years ended December 31, 2024 and 2023, respectively. Sales and marketing excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

Technology and Development

Technology and development expense consists of personnel and other costs related to technology development and management efforts including costs for third-party development resources, and allocations of overhead and facility costs. Technology cost also includes research and development cost associated with the Company’s hybrid electrification strategy. The Company’s technology and development efforts are focused on enhancing the ease of use and functionality of its Surf OS platform by adding new core functionality, services and other improvements, as well as the development of new products and services. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with internal-use software development that qualify for capitalization, which are then recorded within Property and Equipment, net on the Company’s consolidated balance sheets. Technology and development excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

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

Share-Based Compensation

Options, RSPAs, and Warrants

The Company accounts for the issuance of stock options, restricted share purchase agreements (“RSPAs”), and warrants in the consolidated financial statements based on the grant date fair value of the awards. Issuances of RSPAs with promissory notes are accounted for as share options and are measured based on the grant date fair value of the option. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The grant date fair value of share-based awards with service-only conditions is recognized as expense on a straight-line basis in the consolidated statement of operations over the requisite service period, which is generally the vesting period ranging from 12 to 48 months. Forfeitures are recorded as they occur. For awards with performance conditions, the Company records compensation expense on a graded-vesting basis when it is deemed probable that the performance condition will be met. For awards with market conditions, the effect of the market conditions is reflected in the fair value measurement and expense, using an option pricing model, recognized on a graded-vesting basis, is not reversed to the extent that the market condition is not achieved. Additionally, awards granted to non-employees are accounted for using their grant date fair value, using Black Scholes option pricing model and are accounted for in the same manner as awards granted to employees.

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

The Company has granted founder performance-based restricted stock units (“founder PRSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PRSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PRSUs. The grant date fair value of founder PRSUs containing a market condition is recorded as stock-based compensation over the derived service period. Provided that each founder continues to be employed by the Company, either directly or as a non-employee consultant, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PRSUs will be expensed during the period in which the stock price targets are achieved.

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

Under the two-class method, basic net loss per share applicable to common shareholders was calculated by dividing the net loss available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. For purposes of determining the number of weighted-average common shares outstanding, the Company has included issued and outstanding common shares, penny common share warrants, and vested RSPAs. Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common share equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested RSUs, unvested RSPAs, stock options and warrants to purchase common shares were considered common share equivalents but had been excluded from the calculation of diluted net loss per share applicable to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss applicable to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share applicable to common shareholders, since dilutive common shares are not assumed to have been outstanding if their effect is anti-dilutive. The Company reported net loss applicable to common shareholders for the years ended December 31, 2024 and 2023.

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

There were no assets measured at fair value on a recurring basis as of December 31, 2024 and 2023.

The carrying amounts of certain financial assets and liabilities, including restricted cash, other current assets, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties approximate fair value because of the short maturity and liquidity of those instruments.

SAFE and Convertible Notes at Fair Value

The Company’s Simple Agreements for Future Equity notes (“SAFE”) and Simple Agreement for Future Equity with Tokens (“SAFE-T”) are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities as of December 31, 2024 and 2023.

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

For instruments measured at fair value granted before the Company’s direct listing, the fair values were based on the estimated values of the notes, warrants, and derivative upon conversion including adjustments to the conversion rates, which were weighted probability associated with certain events, such as a sale of the Company or becoming a public company. The estimated fair values of these financial liabilities were determined utilizing the Probability-Weighted Expected Return Method and is considered a Level 3 fair value measurement.

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for fiscal periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of January 1, 2024.

Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Note 3. Business Combination

On July 27, 2023, the Company completed the acquisition of all issued and outstanding shares of Southern. The acquisition of Southern expands the Company’s regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii. Total consideration is comprised of $81.25 million of equity consideration, through the issuance of 2,321,423 shares of the Company’s common stock on close of the Southern Acquisition and $699 thousand of payments made by the Company to settle debt obligations of Southern, which were not assumed as part of the acquisition. As the transaction closed prior to the Company’s listing on the NYSE on July 27, 2023, the fair value of the common stock issued to Southern stockholders was based on the opening trading price of the Company’s common stock on July 27, 2023 of $35.00 per share.

Subsequent to the issuance of shares of the Company’s common stock as purchase consideration, the Company repurchased 57,666 shares from employees for $1.3 million in satisfaction of employee tax withholdings related to such issuance.

The results of operations of Southern are included in the Company’s consolidated financial statements from the date of acquisition, July 27, 2023, through December 31, 2024.

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

During the fourth quarter of 2023, the Company recorded an impairment of the goodwill initially recorded due to the identification of impairment indicators, such as additional delays of aircraft maintenance due to the unavailability of parts, which resulted in a higher cancellation rate of scheduled flights. These delays were expected to, and did, continue into 2024. Additionally, the Company incurred higher cash requirements than expected to fund the operations of the Southern reporting unit during the fourth quarter of 2023, primarily due to higher maintenance costs. Further, unplanned delays in aircraft deliveries under the Textron aircraft supply agreement, including December 2023 cancellations of both firm deliveries and additional purchase options, have delayed re-fleeting efforts. The resulting goodwill impairment charge of $60.0 million was the result of comparing the fair value of the Southern reporting unit to its carrying value.

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

Year Ended December 31,
2023
Revenue	$112,869
Net loss	$(184,596)

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

Note 4. Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid insurance	$766	$2,306
Prepaid software	2,177	2,647
Prepaid marketing	2,434	2,406
Engine reserves	1,667	1,150
Vendor operator prepayments	744	634
Prepaid fuel	39	301
Other	684	1,607
Total prepaid expenses and other current assets	$8,511	$11,051

Note 5. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Aircraft, equipment and rotable spares	$40,290	$39,196
Equipment purchase deposits	2,000	5,000
Leasehold improvements	2,301	2,479
Office, vehicles and ground equipment	1,158	1,179
Internal-use software	2,729	508
Property and equipment, gross	48,478	48,362
Accumulated depreciation	(6,265)	(2,371)
Property and equipment, net	$42,213	$45,991

The Company recorded depreciation expense of $4.7 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

For the years ended December 31, 2024 and 2023, the Company recorded gains on disposal of property and equipment of $743 thousand and $0, respectively. For the gains recorded during the year ended December 31, 2024, $379 thousand was the result of sale-leaseback transactions (see Note 9, Leases).

Note 6. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	December 31, 2024	December 31, 2023
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	242
Intangible assets, gross	37,457	37,474
Accumulated amortization	(14,339)	(10,811)
Intangible assets, net	$23,118	$26,663

The Company recorded amortization expense of $3.5 million and $1.8 million for the year ended December 31, 2024 and 2023, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

Expected future amortization as of December 31, 2024 is as follows (in thousands):

Amount
2025	$3,051
2026	2,915
2027	2,764
2028	2,577
2029	2,577
Thereafter	9,234
Total	$23,118

Note 7. Goodwill

The change in Goodwill is presented in the following table (in thousands):

	December 31, 2024	December 31, 2023
Beginning of period	$—	$—
Addition from Southern Acquisition	—	60,045
Impairment	—	(60,045)
End of period	$—	$—

The impairment during the year ended December 31, 2023 is presented within impairment of goodwill on the Company’s Consolidated Statements of Operations.

Note 8. Other Assets

Other assets consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Security deposits - aircraft operating leases	$1,971	$1,037
Cloud-hosted software	1,921	1,829
Credit card holdback	1,255	1,748
Security deposits - other	566	590
Other	410	523
Total other assets	$6,123	$5,727

Note 9. Leases

Operating Leases

Supplemental balance sheet information related to operating leases is as follows (in thousands):

Operating Leases	Classification	December 31, 2024	December 31, 2023
Assets
Right-of-use assets	Operating lease right-of-use assets	$17,046	$12,818
Liabilities
Lease liabilities, current	Operating lease liabilities, current	$4,120	$4,104
Lease liabilities, current	Due to related parties, current	1,216	1,686
Lease liabilities, long term	Operating lease liabilities, long term	11,540	5,507
Lease liabilities, long term	Due to related parties, long term	457	1,673
Total lease liabilities		$17,333	$12,970

Lease term and discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	4.29 years	2.55 years
Weighted average discount rate	8.68%	7.96%

The components of lease cost are as follows (in thousands):

		Year ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost - aircraft	Cost of revenue	$11,123	$3,469
Operating lease cost - non-aircraft	Cost of revenue	781	163
Operating lease cost - non-aircraft	General and administrative	607	333
Lease cost, short term	Cost of revenue	548	1,827
Lease cost, short term	General and administrative	181	156
Engine reserves	Cost of revenue	3,475	1,518
Total lease cost		$16,715	$7,466

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$7,889	$3,044
Non-cash transactions - operating lease assets obtained in exchange for operating lease liabilities	$11,606	$1,858

Maturities of operating lease liabilities are as follows as of December 31, 2024 (in thousands):

Amount
2025	$6,561
2026	4,603
2027	3,158
2028	2,219
2029	2,218
Thereafter	1,931
Total lease payment, undiscounted	20,690
Less: imputed interest	3,357
Total	$17,333

Sale-leaseback transactions

During the year ended December 31, 2024, the Company entered into three sale-leaseback transactions for the Company’s owned aircraft. Sales proceeds totaled $8.7 million, which resulted in the addition of corresponding operating use right of use assets and operating lease liabilities. The Company recorded a gain of $379 thousand as a result of the sale transactions. The leases will carry a term of six years.

Finance Leases

The Company’s finance lease assets include an aircraft, an aircraft engine, and other equipment.

Supplemental balance sheet information related to finance leases is as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets
Finance lease right-of-use assets	$1,115	$1,343
Liabilities
Finance lease liabilities, current	$265	$215
Finance lease liabilities, long term	948	1,137
Total finance lease liabilities	$1,213	$1,352

Lease term and discount rate are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	4.2 years	5.3 years
Weighted average discount rate	11.37%	11.45%

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for finance lease liabilities	$234	$113
Non-cash transactions - Finance lease assets obtained in exchange for finance lease liabilities	$95	$1,143

Maturities of finance lease liabilities are as follows as of December 31, 2024 (in thousands):

Amount
2025	$389
2026	372
2027	336
2028	264
2029	176
Thereafter	—
Total lease payment, undiscounted	1,537
Less: imputed interest	324
Total	$1,213

Note 10. Accrued Expenses and Other Current Liabilities

As of December 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and benefits	$5,940	$26,751
Accrued professional services	10,431	11,473
Excise and franchise taxes payable	7,729	7,672
Collateralized borrowings	5,842	2,977
Software license fee payable	9,953	2,000
Aircraft contract termination payable	—	1,454
Accrued Monarch legal settlement	1,314	1,314
Insurance premium liability	—	1,131
Accrued major maintenance	427	980
Interest and commitment fee payable	114	190
Statutory penalties	88	520
Other accrued liabilities	3,658	3,120
Total accrued expenses and other current liabilities	$45,496	$59,582

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that currently allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, LLC, a subsidiary of Southern. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the year ended December 31, 2024, the Company borrowed a total of $50.3 million under this financing facility, of which $47.5 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the year ended December 31, 2024, amounted to $471 thousand, and are included in interest expense in the accompanying Consolidated Statements of Operations.

As of December 31, 2024 the outstanding amount due under this facility amounted to $2.8 million. As of December 31, 2024 the Company was in compliance with all covenants under this financing facility.

In addition, during the year ended December 31, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program, As of December 31, 2024, the Company has recorded $3.0 million within Collateralized borrowings. Such amounts are collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern.

Accrued Professional Services

During the fourth quarter of 2024, the Company entered into agreements with several professional service firms engaged in support of the Company’s July 27, 2023 direct listing on the NYSE. These agreements modify the payment terms of prior service agreements to be contingent on future equity or debt financing by the Company. The Company estimates that a total of $7.1 million will be due under these agreements over the next five years. Given the uncertainty regarding the timing and amount of payment, all amounts have been classified as current liabilities with the Company’s consolidated balance sheet.

Note 11. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Note payable to a financing company, fixed interest rate of 7.60%, due November 2024	$—	$257
Note payable to bank, fixed interest rate of 4.65%, due November 2025	8	15
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	120	184
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	14,022	16,476
Note payable to Skywest, fixed interest rates of 4%, due April 2028	2,497	5,656
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,962	3,206
Credit Agreement to ComVest Partners, floating interest rate of SOFR + 5%, due November 2028	44,984	—
Debt issuance costs	(2,167)	0
Long-term debt, gross	62,426	25,794
Current maturities of long-term debt	(2,543)	(5,177)
Long-term debt, net of current maturities	$59,883	$20,617

Future maturities of total long-term debt as of December 31, 2024 are as follows (in thousands):

Amount
2025	$2,543
2026	2,676
2027	12,032
2028	45,669
2029	421
Thereafter	1,252
Total	$64,593

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of December 31, 2024, the Company was in compliance with all covenants in the loan agreements.

Credit Agreement

On November 14, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”), pursuant to which the Company borrowed $44.5 million as a term loan, and $5.5 million of delayed draw commitments, which the Company will use to fund monthly interest payments over the first eighteen months of the Credit Agreement. Borrowings under the delayed draw commitments totaled $0.5 million as of December 31, 2024. This resulted in net proceeds of $42.7 million after funding debt issuance costs.

The loans under the Credit Agreement accrue interest at a rate of (x) SOFR (subject to a 1.00% floor) plus (y) 5.00%, and are subject to a prepayment premium for 18 months after the initial funding date. There was a 1.50% fee on the aggregate loans and commitments, paid at the initial funding. The loans under the Credit Agreement have no payments due other than interest, in advance of the maturity date on November 14, 2028.

The obligations of the Company under the Credit Agreement are subject to a security interest on assets of the Company, subject to certain exceptions.

The Credit Agreement is fully backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company has entered into a reimbursement agreement with Park Lane (see Note 21, Related Party Balances and Transactions).

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

On April 30, 2023, the Company amended the terms of the 2020 Convertible Note to extend the maturity date from May 1, 2023 to November 1, 2023. All other terms of the note remained the same, bearing compound interest at a rate of 6.25% per annum and a monthly payment of $5 thousand. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2020 Convertible Note to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2020 Convertible Note were converted into 1,383,342 convertible preferred shares, which were simultaneously cancelled and converted into 8,822 shares of the Company's common stock.

On June 1, 2023, the Company amended the terms of the 2017 Convertible Notes to extend the maturity date from May 31, 2023 to December 31, 2023. All other terms of the note remained the same. On June 27, 2023, the Company entered into a conditional exercise agreement for the 2017 Convertible Notes to convert upon the merger of Surf Air into a subsidiary of the Company. The merger occurred on July 21, 2023, and all principal and accrued interest associated with the 2017 Convertible Notes were converted into 31,842,737 convertible preferred shares, which were simultaneously cancelled and converted into 203,094 shares of the Company's common stock.

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

On July 27, 2023, the Company received $8 million in funding under the Convertible Note Purchase Agreement, following satisfaction of all conditions precedent outlined. Based on the $35.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 196,476 shares of the Company’s common stock.

On November 14, 2024, the Company amended the existing Convertible Note Purchase Agreement with PFG, which had an outstanding principal amount of $8.0 million issued to PFG upon amendment.

The Convertible Note Purchase Agreement will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75%. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be applied to repay the obligations under the Convertible Note Purchase Agreement. The maturity of the Convertible Note Purchase Agreement is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

PFG has the right to convert, at its option, the amounts outstanding under the Convertible Note Purchase Agreement into common stock of Company, at a conversion price of $42.00 per share.

The obligations under the Convertible Note Purchase Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

As of December 31, 2024, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	December 31, 2024	December 31, 2023
Convertible Note Purchase Agreement	7,347	7,715
Total	$7,347	$7,715

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

Each of the SAFE notes previously converted into shares of the Company’s common stock, concurrent with the Company's listing on the NYSE (see Note 12, Fair Value Measurements).

Fair value of SAFE and SAFE-T notes (in thousands):

	Fair Value at
	December 31, 2024	December 31, 2023
SAFE-T	13	25
Total	$13	$25
Less: SAFE notes at fair value, current	(13)	(25)
SAFE notes at fair value, long term	$—	$—

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

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 2,480,765 shares of common stock in satisfaction of $56.4 million of outstanding principal on SAFE notes. Share settlements were based on the contractual 35% discount to the $35.00 per share opening price on the first day of listing of the Company’s common shares.

Note 12. Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security

Share Purchase Agreement

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a SPAC, IPO, or direct listing. On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM from $200 million to $400.0 million (the “Aggregate Limit”) and amend the commitment fee required under the SPA from $4 million to 571,429 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 571,429 shares of its common stock to GEM in full satisfaction of the commitment fee. Following an advance or draw, the number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a 15 day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional purchases under the SPA.

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

The Company has accounted for the shares issuance contracts under the SPA, as amended, as derivative financial instruments which are recorded at fair value within Other long-term liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company settled $2.5 million in advances received from GEM through the issuance of 1,311,235 shares of the Company’s common stock. The Company also received total proceeds of $1.4 million during the year ended December 31, 2024, through draws under the SPA. This resulted in the issuance of 236,535 shares of the Company’s common stock. Additionally, liabilities related to advances received under the SPA prior to March 1, 2024 were reclassified as part of the Mandatory Convertible Security, as discussed below.

As a result of this activity, the fair value of the GEM liability was $0 and $11.3 million as of December 31, 2024 and December 31, 2023, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

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

The Company issued the Mandatory Convertible Security on August 7, 2024 (the “Closing Date”). The Mandatory Convertible Security will mature on August 7, 2029 (the “Maturity Date”), unless earlier converted or redeemed pursuant to the terms set forth in the Mandatory Convertible Security. As partial consideration for GEM’s purchase of the Mandatory Convertible Security, GEM delivered to the Company 900,000 shares of the Company’s common stock. In addition, the MCSPA restored the number of shares of the Company’s common stock that may be required to be purchased by GEM under the SPA to $300.0 million and $100.0 million of advances, thus restoring the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM to $400.0 million The respective formulas that the Company and GEM used to determine the par amount of the Mandatory Convertible Security and the consideration for GEM’s purchase of the Mandatory Convertible Security are each set forth in the MCSPA.

On the Maturity Date, the Company will pay to GEM, at the Company’s option, cash or shares of the Company’s common stock in an amount equal to the then outstanding par amount of the Mandatory Convertible Security divided by the lesser of (a) $31.15 (the

“Fixed Conversion Price”) and (b) the average of the five lowest volume-weighted average prices per share for the Company’s common stock trading on the NYSE during the 30 trading days immediately preceding the Maturity Date (the “Floating Conversion Price”).

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

During the year ended December 31, 2024, GEM converted $1.6 million of the par amount of the Mandatory Convertible Security, through the issuance of 1,142,857 shares of the Company’s common stock. Following the conversion of the maximum number of shares allowed under the terms of the Mandatory Convertible Security, the Company informed GEM of its intention to increase the remaining par amount by 15% of the amount outstanding immediately after issuance of the maximum conversion amount,

A liability of $16.4 million associated with the Mandatory Convertible Security was recorded as of the Closing Date. The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 13. Fair Value Measurements). For the year ended December 31, 2024, the Company recorded a change in fair value of $11.7 million related to the Mandatory Convertible Security, resulting in a liability of $23.2 million as of December 31, 2024, which was included as part of other long-term liabilities within the Consolidated Balance Sheets. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

	August 7, 2024	December 31, 2024
Par amount	35,200	38,615
Probability of default	15.8%	—%
Expected volatility	130.6%	155.7%
Discount rate	3.8%	4.3%
Share price	$1.995	$5.390

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$-	$-	$7,347	$7,347
SAFE notes at fair value	—	—	13	13
LamVen Note	—	—	50,000	50,000
Mandatory Convertible Security	—	—	23,221	23,221
Total financial liabilities	$—	$—	$80,581	$80,581

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$-	$-	$7,715	$7,715
SAFE notes at fair value	—	—	25	25
GEM derivative liability	—	—	11,333	11,333
Total financial liabilities	$—	$—	$19,073	$19,073

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	LamVen Note	Mandatory Convertible Security	GEM Derivative Liability
Balance at December 31, 2023	$7,715	$25	$—	$—	$11,333
Advances received on share purchase agreement	—	—	—	—	2,500
Draws on share purchase agreement	—	—	—	—	1,393
LamVen Note exchange	—	—	50,000	—	—
Borrowings on convertible notes	34	—	—	—	—
Settlement in common shares	—	—	—	(1,621)	(4,326)
Change in fair value	(402)	(12)	—	11,713	433
Issuance of Mandatory Convertible Security	—	—	—	13,129	(11,333)
Balance at December 31, 2024	$7,347	$13	$50,000	$23,221	$—

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$64,593	$64,707	$25,794	$26,036

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 14. Warrants

Preferred Share Warrants

There were no preferred share warrants issued in the year ended December 31, 2024. Previously issued convertible preferred share warrants totalled 805,823 shares of Class B-2 preferred warrants; 410,123 shares of Class B-3 preferred warrants; and 1,493,015 shares of Class B-4 preferred warrants. On July 21, 2023, as a condition of the Internal Reorganization, all preferred share warrants were converted into 17,276 warrants for the purchase of the Company’s common stock. The exercise price for all warrants is $267.61 per share.

Ordinary Share Warrants

Prior to the Internal Reorganization, ordinary share warrants were issued by Surf Air in connection with debt and equity capital raising transactions, as well as part of debt restructuring activities. The warrants were exercisable at any time, or from time to time, in whole or in part at any time on or prior to the expiration date, which was seven to ten years from the issuance date. The warrants terminated on the earlier of the expiration date or change in control upon the effectiveness of the Company’s registration statement or upon the closing of a deemed liquidation event. If there was no change in control, the warrants without a stated expiration date would never expire. On July 21, 2023, Surf Air merged into a subsidiary of the Company as part of an Internal Reorganization. The change in control resulted in all outstanding ordinary share warrants being re-issued into warrants to purchase shares of the Company’s common stock.

During the year ended December 31, 2023, the Company issued a total of 20,487 ordinary warrants due to the conversion of amounts due under the 2017 Convertible Notes (See Note 11, Financing Arrangements). Prior to the Company’s direct listing on the NYSE on July 27, 2023, ordinary warrant holders exercised all then outstanding ordinary share warrants, with exercise prices ranging from $1.54 to $32.90 per share, on a combination of cash-based and cashless exercises. This resulted in the issuance of 672,509 shares of common stock for total proceeds of $128 thousand.

Note 15. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of December 31, 2024 and December 31, 2023, the Company capitalized $3.1 million and $2.5 million, respectively, related to the software that Palantir has provided to the Company. During the year ended December 31, 2024, the Company settled $9.6 million in outstanding payables to Palantir through the issuance of 2,990,386 shares of the Company's common stock. As of December 31, 2024, the Company had $27.4 million in remaining commitments under this agreement.

Licensing, Exclusivity and Aircraft Purchase Arrangements

Textron Agreement

On September 15, 2022, the Company entered into agreements with Textron Aviation Inc. and one of its affiliates (collectively, “TAI”), for engineering services and licensing, sales and marketing, and aircraft purchases, which became effective as of the Company’s direct listing on July 27, 2023 (“TAI Effective Date”).

The engineering services and licensing agreement provides, among other things, that TAI will provide the Company with certain services in furtherance of development of an electrified powertrain technology (the “SAM System”). The engineering agreement requires payment by the Company as such services are provided by TAI. Under this agreement, the Company agrees to meet certain development milestones by specified dates, including issuance of a supplemental type certificate by the Federal Aviation Administration (“FAA”). Should the Company fail to meet certain development milestones, TAI has the right to terminate the collaboration agreement. The Company is currently complying with necessary development milestones under this agreement.

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining STC from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. The $12.5 million of deposits were recorded to technology and development expenses within the Company’s consolidated statements of operations during the fourth quarter of 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million are due in 2025. The remaining $35 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the company continues to actively pursue.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. As of December 31, 2024, the Company has made deposits of $2.0 million under this agreement, with the Company being required to make an additional deposits of $8.0 million during 2025. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of December 31, 2024.

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

The closing of the JV Agreement is anticipated to occur no later than May 31, 2025 and is subject to certain customary conditions, including the following: establishment of Surf Air Technologies as a Delaware limited liability company, signing of an operating agreement, contributions by each party to Surf Air Technologies, the securing and funding of outside capital, and receipt of internal approvals by the Company and Palantir.

Under the JV Agreement, the Company is expected to be entitled to designate four of the five members of the board of directors of Surf Air Technologies and Palantir is entitled to designate one board member. The JV Agreement also provides that the Company will be primarily responsible for oversight of Surf Air Technologies and shall designate the Chair of the board of directors, the legal representative, and the General Manager of Surf Air Technologies.

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

Business Combination Agreements

On May 17, 2022, the Company entered into a business combination agreement (the “Merger Agreement”) with Tuscan Holdings Corp II (“Tuscan”). On November 14, 2022, the Company and Tuscan mutually terminated the Merger Agreement. Pursuant to the terms of the mutually terminated Merger Agreement, the Company was obligated to issue to Tuscan 90,714 shares of the Company’s common stock or a combination of 85,714 shares of the Company’s common stock and $0.7 million in cash upon a triggering event, which was defined as a direct listing, IPO or a business combination with a special purpose acquisition corporation (“SPAC”).

On July 27, 2023, concurrent with the first day of listing of the Company’s common stock, the Company issued 90,714 shares of common stock to Tuscan in satisfaction of the terms of the mutually terminated Merger Agreement. Based on the $35.00 opening price of the Company’s common stock, such shares have resulted in $3.2 million of contract termination expense, included as part of other expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of December 31, 2024 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $0.06 million and court costs of approximately $0.003 million. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Consolidated Balance Sheets by the Company as of December 31, 2024 and December 31, 2023.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of December 31, 2024. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

On February 23, 2024, the FAA notified the Company that it was seeking a proposed civil penalty of $0.3 million against the Company for alleged non-compliance with respect to certain regulatory requirements relating to flight officer certifications and required competence checks for flights flown during the fourth quarter of 2022. In December 2024, the Company reached a settlement in the amount of $88 thousand for full resolution of this matter.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets and is in the amount of $7.7 million and $7.6 million as of December 31, 2024 and December 31, 2023, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected. The Company will continue to explore available options regarding settlement of its federal excise tax liability, including the submission of additional OICs.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.6 million and $1.9 million as of December 31, 2024 and December 31, 2023, respectively.

Note 16. Disaggregated Revenue

The disaggregated revenue for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Scheduled	$90,735	$39,397
On-Demand	$28,690	21,108
Total revenue	$119,425	$60,505

The long-term performance obligations for contractually committed revenues, all of which is related to on-demand revenue, is recorded in Other long-term liabilities as of December 31, 2024, and December 31, 2023 in the amount of $0 and $2.7 million, respectively.

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning of period	$21,725	$9,568
Acquired deferred revenue	—	7,329
Revenue deferred	62,546	45,712
Revenue recognized	(66,878)	(40,884)
Deferred revenue, end of period	$17,393	$21,725

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12-24 months. For 2024, $15.5 million of revenue was recognized in passenger revenue that was included in our deferred revenue liability at December 31, 2023. For 2023, $7.6 million of revenue was recognized in passenger revenue that was included in our deferred revenue liability at December 31, 2022.

Note 17. Redeemable Convertible Preferred Shares and Convertible Preferred Shares

Redeemable Convertible Preferred Shares

On June 2, 2023, the Company received $3.0 million cash from an existing investor in connection with the issuance of 5,665,722 shares of Class B-6a redeemable convertible preferred shares.

In connection with the Internal Reorganization, on July 21, 2023, 234,856,003 redeemable convertible preferred shares were cancelled and re-issued into 1,497,797 shares of the Company's common stock.

Class B-6s Convertible Preferred Shares

On June 15, 2023, the Company converted the LamJam term notes in the amount of $5.3 million into 9,932,241 Class B-6s convertible preferred shares (see Note 21, Related Party Balances and Transactions).

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

In connection with the Internal Reorganization, on July 21, 2023, 83,819,163 Class B-6s convertible preferred shares were cancelled and re-issued into 534,558 shares of the Company's common stock.

There were no redeemable convertible preferred shares authorized, issued, or outstanding as of December 31, 2024 and December 31, 2023.

Note 18. Stock-Based Compensation

2023 Equity Incentive Plan

On July 27, 2023, concurrent with the Company’s direct listing, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). A total of 1,071,429 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2023 Plan. In addition, the shares authorized for grant will automatically increase on the first trading day in January of each year (commencing with 2024) by an amount equal to the lesser of (1) 5.0% of the total number of our outstanding shares on the last trading day in December in the prior year, or (2) such number as determined by our board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2023 Plan. Shares subject to outstanding awards granted under the 2016 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2023 Plan.

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

2016 Equity Incentive Plan

Prior to the Company’s direct listing, the Company granted stock options, RSUs, RSPAs, and restricted share grant agreements (“RSGAs”) to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). Concurrent with the Internal Reorganization, all rights under previously granted RSPAs and RSGAs were converted into shares of the Company’s common stock, at a ratio of 22.4 RSPA/ RSGA to 1 share of the Company's common stock, with the Company retaining certain rights of repurchase with respect to unvested RSPAs to coincide with grant-date service-conditions. Additionally, based on the original terms of the underlying awards, all RSUs granted under the 2016 Plan fully vested as of July 27, 2023.

No further stock awards will be granted under the 2016 Plan now that the 2023 Plan is effective; however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms.

2023 Employee Stock Purchase Plan

In conjunction with the Company’s direct listing, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2023 employee stock purchase plan (the “ESPP”). The Company’s ESPP initially authorizes the issuance of 114,285 shares of the Company’s common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2024, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 114,285 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

As of December 31, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator, which is the Company’s board of directors or a duly authorized committee of the Company’s board of directors.

Management Incentive Bonus Plan

In conjunction with the Southern Acquisition, the Company adopted the Southern Management Incentive Bonus Plan (the “Incentive Bonus Plan”). The Incentive Bonus Plan provides select employees, consultants and service providers of the Company who were direct or indirect shareholders of Southern an incentive to contribute fully to the Company’s business achievement goals and success. The Incentive Bonus Plan provides for two tranches of bonus pools to be allocated, based on participation units, which vest, contingent upon each employee’s continued employment by the Company and the achievement of certain revenue targets. Payments of awards which might become due under the Incentive Bonus Plan may be made in cash or common stock, at the Company’s option. Any shares of common stock issued in payment of amounts due under the Incentive Bonus Plan will be charged against the share limit of the Company’s 2023 Plan. In addition, any shares which might be issued under the Incentive Bonus Plan are excluded from the Company’s common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

During the year ended December 31, 2024, the Company offered the holders of the participation units underlying the Incentive Bonus Plan restricted stock units in exchange for the termination of all existing and future rights under the Incentive Bonus Plan. The offer is for a total pool of 571,429 restricted stock units in exchange for liabilities existing under the Incentive Bonus Plan. During the year ended December 31, 2024, the Company settled approximately 54% of the participation units under the Incentive Bonus Plan through the issuance of 317,663 restricted stock units, of which 158,834 were fully vested at grant and the remainder will vest twelve months from the grant date. Additionally, on December 6, 2024, the Company's board of directors, acting as “Administrator” under the Incentive Bonus Plan, determined that certain targets under the Incentive Bonus Plan were not met, and no payment is due under the terms of the plan. These actions resulted in a $32.3 million reversal of previously accrued stock-based compensation expense, which is included in general and administrative expenses in the Consolidated Statements of Operations.

The Company has recorded a net reduction of $16.6 million in stock based compensation expense related to the Incentive Bonus Plan during the year ended December 31, 2024. As of December 31, 2024, a total of $0 has been accrued under the Incentive Bonus Plan.

Stock Options

A summary of stock option activity for the year ended December 31, 2024 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	229,451	8.04	$687	$28.81
Granted	2,467,536	9.43	1,200	5.87
Exercised	(5,379)	—	—	3.68
Canceled	(2,477)	—	—	34.16
Outstanding at December 31, 2024	2,689,131	9.21	1,353	7.80
Exercisable at December 31, 2024	871,317	7.56	441	8.16

During the year ended December 31, 2024, the Company granted 2,467,536 stock options for purchase of the Company’s common stock to employees, of which 25% vested on the grant date and 25% will vest upon each anniversary over the ensuing three-year period.

As of December 31, 2024, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $2.3 million with a weighted-average remaining vesting period of approximately 2.15 years.

The following table provides supplemental data on stock options for the years ended December 31, 2024 and 2023 (in $ thousands, except for weighted average figures):

	For The Year Ended December 31,
	2024	2023
Weighted average grant date fair value per option granted	$1	$8
Fair value of options vested	$3,815	$2,907
Cash from participants to exercise stock options	$20	$191
Intrinsic value of options exercised	$5	$41

The assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023 were as follows:

	For The Year Ended December 31,
	2024	2023
Risk-free interest rate	3.97-4.25%	3.55%-3.74%
Expected term (in years)	3.5 - 5.8	5.80
Dividend yield	—	—
Expected volatility	55.69% - 59.07%	61%-155%

Warrants

During the year ended December 31, 2024, the Company issued 5,461,502 warrants for purchase of the Company’s common stock to non-employee consultants, of which most awards were granted fully vested in partial satisfaction of the term notes with LamVen (see Note 21, Related Party Balances and Transactions). Remaining awards will vest 25% on the grant date and 25% upon each anniversary over the ensuing three-year period or only upon the achievement of certain market-based metrics.

A summary of warrant activity for the year ended December 31, 2024 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2023	—	—	$—	$—
Granted	5,461,502	9.73	12,296	2.87
Exercised	—	—	—	—
Canceled	(911,544)	—	—	6.17
Outstanding at December 31, 2024	4,549,958	9.73	12,296	2.87
Exercisable at December 31, 2024	3,497,343	9.73	12,296	1.92

As of December 31, 2024, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.6 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.25 years.

The assumptions used to estimate the fair value of warrants granted during the year ended December 31, 2024 and 2023 and were as follows:

For The Year Ended December 31,
	2024	2023
Risk-free interest rate	3.52% - 4.43%	—
Expected term (in years)	5.0 - 10.0	—
Dividend yield	—	—
Expected volatility	47% - 147%	—

Restricted Stock Units

During the year ended December 31, 2023, the Company issued 31,489 shares of common stock for total compensation expense of $0.8 million as a result of the vesting of RSUs then outstanding at the time of the Company’s direct listing.

During the year ended December 31, 2024, the Company issued 636,765 RSUs under the 2023 Plan to employees and non-employee directors, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 2 years.

A summary of RSU activity for the year ended December 31, 2024 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2023	110,438	$20.58
Granted	636,765	3.53
Vested/shares issued	(430,540)	7.10
Forfeited, cancelled, or expired	—	—
Unvested RSUs at December 31, 2024	316,663	$4.52

Restricted Share Purchase Agreement

A summary of RSPA activity for the year ended December 31, 2024 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2023	60,377	$29.05
Granted	—	—
Vested	(23,470)	29.29
Forfeited	—	—
Unvested RSPAs at December 31, 2024	36,907	29.13

Prior to the year ended December 31, 2023, the Company issued RSPAs for cash while others were issued for promissory notes. The executed promissory note creates an option for the RSPA holder, since they will repay the loan when the fair value of the common stock is greater than the amount of the note. The promissory note contains prepayment features and therefore can be repaid at any time. The maturity date of the RSPAs is five years from the grant date. The grant date fair value is based on the terms of the promissory note, since the promissory notes creates the option value. The related expense is recorded over the service vesting terms of the RSPA.

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

As of December 31, 2024, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $1.1 million, which is expected to be recognized over a weighted average period of 1.4 years.

Performance-Based Restricted Stock Units

In July 2023, the Company granted a total of 400,000 performance-based restricted stock units (“PRSUs”) to the Company’s founders (“Founder PRSUs”) under the 2023 Plan.

The Founder PRSUs will vest only if (i) the per-share closing price of the Company’s common stock over a period of 10 consecutive trading days within five years from the date of the Company’s direct listing is greater than $70 per share and (ii) each founder’s service to the Company, either through being an employee or non-employee consultant to the Company, or one of its subsidiaries, continues through the date such stock price goal is achieved, subject to certain conditions.

In October 2023, the Company granted 28,571 PRSUs as part of a hiring grant to an executive under the 2023 Plan. These PRSUs will vest upon the satisfaction of a service condition and the achievement of certain stock price goals. These PRSUs will vest based on the average daily closing price of the Company’s common stock on a rolling fifteen trading day basis (the “Average Closing Price”): (i) 7,143 RSUs will vest when the Average Closing Price equals or exceeds $35 per share, (ii) 10,714 RSUs will vest when the Average Closing Price equals or exceeds $70 per share, and (iii) 10,714 RSUs will vest when the Average Closing Price equals or exceeds $105 per share.

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

For Founder PRSUs, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the Founders PRSUs was $15.82 per share. The Company will recognize total stock-based compensation expense of $6.3 million over the derived service period of 2.1 years as the founders satisfy the service-based vesting condition.

For the PRSUs granted in October 2023, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the PRSUs was $5.67 per share for the 7,143 RSUs vesting upon an Average Closing Price equaling or exceeding $35 per share, $3.85 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $70 per share, and $2.73 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $105 per share. The Company will recognize total stock-based compensation expense of $0.1 million over the derived service period of 2.6 to 3.6 years as the employee satisfies the service-based vesting condition.

A summary of PRSU activity for the year ended December 31, 2024 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2023	428,571	$14.74
Granted	—	—
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at December 31, 2024	428,571	$14.74

The following table represents the various price targets included in the PRSU awards and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$35.00	7,143
70.00	410,714
105.00	10,714

A summary of stock-based compensation expense recognized for the years ended December 31, 2024 and December 31, 2023 is as follows (in thousands):

	For The Year Ended December 31,
	2024	2023
Stock Options	$3,815	$2,907
RSUs	2,703	3,230
RSPAs	687	23,287
PRSUs	3,083	1,306
Warrants	403	—
Management Incentive Bonus Plan	(16,667)	16,667
Other	—	855
Total Stock Based Compensation	$(5,976)	$48,252

Note 19. Segments

The Company and its chief operating decision maker (“CODM”), which is the Company’s chief executive officer, organize and manage the Company on a consolidated basis, and, accordingly, the Company operates as a single operating and reportable segment, namely its Air Mobility segment.

The Air Mobility segment derives revenues from two categories of services:

Scheduled Air Service - revenue from operating scheduled commercial air service flights which are sold to the public primarily on a per seat basis, and through subsidized EAS revenue awards from the Department of Transportation.

On-Demand- revenue from on-demand flights created for customers on an ad-hoc, by request basis.

The accounting policies of the Air Mobility segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Air Mobility segment and decides how to allocate resources based on net loss as reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

In addition to consolidated financial metrics used in assessing the Air Mobility segment, the CODM also regularly reviews additional significant expense categories, which comprise cost of revenue, exclusive of depreciation and amortization within the Company’s Consolidated Statements of Operations. Such cost categories are determined to be those most relevant in providing flight services, and are aligned with cost designations measured by other carriers. All other financial statement metrics are reviewed and/or considered on a consolidated basis:

	Year Ended December 31,
	2024	2023

Revenue	$119,425	$60,505
Operating Expenses:
Aircraft expenses	$76,164	$45,657
Pilot expenses	18,390	7,532
Other (1)	15,380	8,729
Cost of revenue, exclusive of depreciation and amortization	109,934	61,918
Technology and development	24,041	20,850
Sales and marketing	7,514	10,028
General and administrative	29,851	100,669
Depreciation and amortization	8,341	3,762
Impairment of goodwill	-	60,045
Total operating expenses	179,681	257,272
Operating loss	$(60,256)	$(196,767)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(11,732)	$(50,230)
Interest expense	(8,617)	(2,969)
Gain (loss) on extinguishment of debt	5,398	(326)
Other income (expense)	12	(3,708)
Total other income (expense), net	$(14,939)	$(57,233)
Loss before income taxes	(75,195)	(254,000)
Income tax benefit	287	3,304
Net loss	$(74,908)	$(250,696)

(1) - Other costs of revenue are comprised of personnel costs related to customer service operations, station expenses, reservation systems and passenger re-accommodation/ re-booking on other carriers.

The CODM uses net loss to evaluate income (loss) generated from segment assets (return on assets) in deciding how to allocate resources. Consolidated net loss is used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company does not have intra-entity sales or transfers. All of the Company’s long-lived assets are located in the United States and revenue is substantially earned from flights throughout the United States.

Note 20. Income Taxes

Income from continuing operations before provision for income taxes for the Company's domestic and international operations was as follows (in thousands):

	December 31,
	2024	2023
Domestic	$(72,132)	$(216,682)
International	(3,063)	(37,318)
Loss before provision for income taxes	$(75,195)	$(254,000)

Significant components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	8	17
Total	8	17
Deferred:
Federal	(235)	(2,622)
State	(60)	(699)
Total	(295)	(3,321)
Total tax expense (benefit)	$(287)	$(3,304)

Income taxes in our consolidated financial statements have been calculated on a consolidated tax return basis. The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate (in thousands):

	Year Ended December 31,
	2024		2023
Pretax loss	$(15,791)	21.00%	$(53,340)	21.00%
State tax benefit	(2,910)	3.87%	(2,132)	0.84%
Foreign rate differential	—	—%	6,962	(2.74)%
Goodwill impairment	—	—%	12,395	(4.88)%
Transaction costs	—	—%	3,712	(1.46)%
Share based compensation	592	(0.79)%	5,373	(2.12)%
Change in fair value of financial instruments	2,464	(3.28)%	4,153	(1.63)%
Permanent difference	1,422	(1.89)%	4,128	(1.63)%
Uncertain tax positions	1,453	(1.93)%	31,855	(12.54)%
Change in valuation allowance	12,483	(16.60)%	(16,410)	6.46%
Effective income tax rate	$(287)	0.38%	$(3,304)	1.30%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Accrued expenses and reserves	2,082	2,642
Stock compensation	1,316	3,518
Interest expense carryforward	3,229	1,565
Net operating loss carryforward	54,169	44,860
Capitalized research costs	5,102	2,946
Lease liabilities - operating leases	4,164	2,551
Deferred revenues	1,444	—
Other	156	—
Deferred Tax Assets, Gross	71,662	58,082
Valuation Allowance	(57,548)	(45,065)
Deferred Tax Assets, Net of Valuation Allowance	14,114	13,017
Depreciation and amortization differences	(10,302)	(10,473)
ROU assets - operating leases	(4,532)	(3,404)
Prepaid expenses	(321)	(369)
Other	—	(106)
Total Deferred Tax Liabilities	(15,155)	(14,352)
Total Deferred Tax Assets (Liabilities), net	$(1,041)	$(1,335)

As of December 31, 2024, the Company has approximately $327.5 million of gross federal net operating loss (“NOL”) carryforwards, of which $90.5 million will begin to expire in 2030. The federal NOLs generated after 2017 can be carried forward indefinitely and be used to offset up to 80% of future taxable income. Additionally, as of December 31, 2024, the Company has approximately $306.6 million of gross state NOL carryforwards, which will begin to expire in 2027. The described carryforwards are included in the Company's calculation of its deferred tax asset; however, realization of the deferred tax asset is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards. Also, utilization of the operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of approximately $57.5 million and $45.1 million, respectively, on the net deferred tax assets, as management does not believe it is more likely than not that the tax assets will ultimately be realized. The valuation allowance increased by $12.5 million during the year primarily due to the increase in the Company’s net operating losses during the period.

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

The following is a tabular reconciliation of the total amount of the Company's unrecognized tax benefits for the year (in thousands):

	2024	2023
Unrecognized tax benefits at January 1,	$37,146	$—
Additions for tax positions of prior years	1,833	36,857
Acquired tax positions	—	289
Unrecognized tax benefits at December 31,	$38,979	$37,146

As of December 31, 2024 and December 31, 2023, the Company had $39.0 million and $37.1 million of unrecognized tax benefits, respectively, none of which would result in a reduction of the Company's effective tax rate, if recognized, due to the valuation recorded within the U.S. federal and state jurisdictions. Furthermore, in the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits could change due to the resolution of certain tax matters related to the substantiation of federal and state NOL's. We do not expect these resolutions to have a material change to our unrecognized tax benefits over the next twelve months. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2024 and 2023.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There are no ongoing income tax examinations as of December 31, 2024. Tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 21. Related Party Balances and Transactions

Convertible Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the 2017 Convertible Note was converted per the conditional conversion agreement dated June 27, 2023. The outstanding principal and interest converted into 28,332,454 convertible preferred shares, which were simultaneously cancelled and converted into 180,690 shares of the Company's common stock. (see Note 11, Financing Arrangements).

SAFE Notes at Fair Value

On July 21, 2023, in connection with the Internal Reorganization, the SAFE notes issued to LamVen and Park Lane, entities affiliated with a co-founder of the Company, with aggregate principal amount of $15.0 million were converted per the conditional conversion agreement dated June 27, 2023 into 103,385,325 convertible preferred shares, which were simultaneously cancelled and converted into 659,340 shares of the Company's common stock. (see Note 11, Financing Arrangements).

On June 15, 2023, the Company issued a SAFE note to LamJam, an entity affiliated with a co-founder of the company, with aggregate principal amount of $6.9 million. On July 21, 2023, in connection with the Internal Reorganization, the SAFE was converted per the conditional conversion agreement dated June 27, 2023 into 47,770,712 convertible preferred shares, which were simultaneously cancelled and converted into 304,658 shares of the Company's common stock. (see Note 11, Financing Arrangements).

Term Notes

The Company entered into term note agreements with LamVen, a related party, with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen. The note was scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen. The note was scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023, with the remaining $1.5 million under the note received in 2024. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. On April 28, 2024, the note was further amended to extend the maturity date to May 15, 2024 and the principal amount increased to $25.0 million, effective as of April 15, 2024. The Company received $38.2 million as of September 30, 2024. In October 2024, the Company received an additional $4.9 million under this note agreement, for an aggregate total of $43.1 million cash received under the note since inception. In November 2024, the note was exchanged for a new secured convertible promissory note with LamVen.

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 11, Financing Arrangements).

On June 15, 2023, the term notes with LamJam, an entity affiliated with a co-founder of the Company, in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares. The resulting shares were further converted into shares of the Company’s common stock as part of the direct listing on July 27, 2023.

LamVen Note

On November 14, 2024, the Company entered into a secured convertible promissory note (the “LamVen Note”) in aggregate principal amount of $50.0 million to LamVen, to refinance certain existing notes.

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

In addition, on November 14, 2024, outstanding principal and interest of existing LamVen notes of $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024, and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share.

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Park Lane (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions. The Reimbursement Agreement contains certain representations and warranties, covenants and events of default.

In connection with the Reimbursement Agreement, Park Lane will have the right to appoint a board observer with respect to the Company.

Other Transactions

As of December 31, 2024, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $0.025 million per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025.

JA Flight Services and BAJ Flight Services

As of December 31, 2024, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $1,306 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during year ended December 31, 2024. Accounts payable of $74 thousand owed to JAFS and BAJFS as of December 31, 2024, is included in Due to Related Parties, current on the Consolidated Balance Sheet.

Schuman Aviation

As of December 31, 2024, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $1,719 thousand in combined lease and engine reserve expense attributable to Schuman for the year ended December 31, 2024. As of December 31, 2024, the Company owed approximately $214 thousand to Schuman, which is included in Due to Related Parties, current on the Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC, an entity wholly-owned by David Anderman, a director of the Company, provides advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of Common Stock.

Note 22. Supplemental Cash Flows

Supplemental Cash Flows for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$3,410	$577
Supplemental schedule of non-cash investing and financing activities:
Issuance of SAFE notes	$—	$4,354
Conversion of convertible notes to Class B-6a redeemable convertible preferred shares	$—	$543
Conversion of convertible notes to Class B-5 redeemable convertible preferred shares	$—	$3,253
Conversion of convertible notes to Class B-6s redeemable convertible preferred shares	$—	$10,494
Conversion of redeemable convertible preferred shares to common shares	$—	$137,463
Issuance of Class B-6s convertible preferred shares in exchange for outstanding payables	$—	$202
Conversion of SAFE notes to common shares	$—	$63,509
Conversion of promissory notes to Class B-6s convertible preferred shares	$—	$5,260
Common stock issued under Share Purchase Agreement	$—	$13,020
Common stock issued for the acquisition of Southern	$—	$81,250
Common stock issued as settlement of advisor accrual	$—	$75
Common stock issued under Software License Agreement	$9,574	$2,000
Reclassification of aircraft deposits to data license fees	$3,000	$—
Shares received as consideration for Mandatory Convertible Security	$1,796	$—
Conversion of Mandatory Convertible Security to common shares	$1,621	$—
Conversion of LamVen Term Notes	$7,473	$—
Capitalized Interest on Convertible Notes	$34	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,144	$1,656
Right-of-use assets obtained in exchange for new finance lease liabilities	$95	$1,143
Purchases of property and equipment included in accounts payable	$326	$382
Prepaid expense and other current assets accrued in other current liabilities	$—	$1,989

Note 23. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares. As outlined in “Internal Reorganization” and “Reverse Stock Split” in Note 1, Description of Business, the effects of conversions at a ratio of 22.4 Surf Air shares to 1 share of the Company’s common stock, and the subsequent seven-for-one reverse stock split for all shares of the Company’s common stock then issued and outstanding, have been applied to outstanding shares of common stock and rights to receive shares of common stock for all periods presented in calculating earnings per share and for presentation within the Statement of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity/ (Deficit).

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data):

	Year Ended December 31,
	2024	2023
Net loss	$(74,908)	$(250,696)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	12,910,341	5,638,128
Net loss per share applicable to common shareholders, basic and diluted	$(5.80)	$(44.46)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Excluded securities:
Options to purchase common shares	2,689,131	229,451
Warrants to purchase common shares	4,549,958	—
Restricted stock units	745,234	539,009
Unvested RSPAs	36,907	60,377
Convertible notes (as converted to common shares)	9,802,974	190,476
Mandatory Convertible Security	9,887,756	—
Total common shares equivalents	27,711,960	1,019,313

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and the dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with appropriate authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

As of December 31, 2024, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

Remediation Plans to Address Material Weaknesses

As of the date of this Annual Report, we have executed on the following remediation actions:

•
Adding key personnel with sufficient technical knowledge for the proper application of U.S. GAAP and the assessment of complex transactions;
•
Integration and alignment of enterprise wide accounting operations under uniform financial systems and processes; and
•
Engagement of a third party in the identification of risks of material misstatement and the designing and implementing of key controls to address the identified risks of material misstatement.

Our remediation plan includes the following actions that are ongoing:

•
further segregate key duties, and actively monitor such duties, to reduce risks that could present a reasonable possibility of material misstatements;
•
developing and executing action plans to address control deficiencies identified within certain key financial processes, prioritized by potential financial impact and risk;
•
develop procedures promoting the consistent operation and evidencing of IT general controls specific to all key systems supporting financial reporting, including program change management, computer operations, program development, and user access reviews; and
•
formalize our risk assessment process and accounting policies and provide training to relevant personnel on the importance of internal controls and compliance with policies.

We are prioritizing the above actions to complete our remediation plan. We believe that these actions, when fully implemented, will remediate the deficiencies described above. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the three months ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below:

				Type of Trading Agreement
Name	Position	Action	Adoption/ Termination Date	Intended to Satisfy Rule 10b5-1*	Not Intended to Satisfy Rule 10b5-1**	Total Share of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Duration
Tyler Painter	Director	Adoption	12/20/2024	X		66,000	-	3/25/2025 - 3/31/2027

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is a table identifying our directors and executive officers as of March 14, 2025:

Name	Age	Position
Deanna White	59	Chief Executive Officer and Chief Operating Officer
Oliver Reeves	46	Chief Financial Officer
Carl Albert	83	Chairman of the Board
David Anderman	55	Director
Tyrone Bland	54	Director
John D'Agostino	49	Director
Bruce Hack	76	Director
Ed Mady	72	Director
Tyler Painter	53	Director
Sudhin Shahani	42	Director

Deanna White has served as the Company’s Chief Executive Officer and Chief Operating Officer since December 2024, after having served as Interim Chief Executive Officer and Chief Operating Officer from May 2024 to December 2024, and after previously serving as Chief Financial Officer of the Company from July 2023 to December 2023. Ms. White served as the Chief Financial Officer of Surf Air Global Limited, a subsidiary of the Company, from May 2022 to July 2023, and prior to that, she served as Chief Administrative Officer of Surf Air Global Limited from January 2021 to May 2022. Ms. White served as COO at Kitty Hawk/Cora, an aerospace company, from December 2017 to October 2019, where she led the business operations and commercialization of an R&D eVTOL aircraft program. Ms. White also served as CFO and CEO of Bombardier Flexjet from October 2005 to March 2015. Ms. White holds a BS in accounting from the University of Tampa, and an MBA and MA in Cybersecurity from the University of Dallas.

Oliver Reeves has served as Chief Financial Officer of the Company since January 2024. Oliver brings with him his deep experience with capital markets strategy. Oliver most recently served as Chief Strategy Officer of Xinuos, Inc., the developer and licensor of the UnixWare and OpenServer operating systems, from May 2019 to December 2023. Earlier in his career, Mr. Reeves gained investment experience by holding several asset management positions: first as an Investment Analyst at Coliseum Capital Management, then as a Vice President at Gerson Global Advisors, and finally as a Senior Vice President at Phoenix Star Capital. Mr. Reeves received his MBA from Columbia Business School and graduated Summa Cum Laude from Babson College.

Carl Albert has served as the Chairman of the Board of the Company since July 2023. Mr. Albert served on the board of Surf Air Global Limited, a subsidiary of the Company, from 2021 until the Company’s direct listing on the NYSE. Mr. Albert has been Chairman and Chief Executive Officer of Fairchild Venture Capital Corporation, a privately held investment firm, since 2000 and General Partner of Positano Premiere Properties, a privately held firm engaged in investment in real estate development and management and other investment activities, since 2003. Mr. Albert was Chairman of the Board for Boise, Inc. (NYSE: BZ) from February 2008 to November 2013. Mr. Albert was a member of the Board of Great Lakes Dredge and Dock (NASDAQ: GLDD) from July 2010 to May 2019. While a member of GLDD board, Mr. Albert served as Audit Committee Chair and member of Compensation and Nominating & Governance Committees. Mr. Albert was the Chairman and Chief Executive Officer of Fairchild Aircraft and Fairchild Aerospace, the parent company of Fairchild Aircraft and Dornier Luftfahrt, from 1990 to 2000. Mr. Albert served as principal venture capital investor, and then Chairman, CEO and President of Wings West Airlines, managing the growth of the airline and initial public offering from 1984 to the 1988 acquisition of the company by AMR Corporation, the parent company of American Airlines. Prior to his work in the airline and aircraft manufacturing industries, Mr. Albert was an attorney specializing in business matters. Mr. Albert received his LLB at the University of California, Los Angeles, School of Law and his B.A. at the University of California, Los Angeles. Mr. Albert is qualified to serve as Chair of the Board based on his extensive business experience and industry knowledge.

David Anderman has served as a director of the Company since December 2024, after previously serving as Chief Legal Officer of the Company from June 2023 to May 2024. Mr. Anderman currently serves as President of Proxima Centauri, LLC, a business advisory firm, advising venture funds on strategy and operations. Mr. Anderman is the Co-Founder and Operating Partner of Stellar Ventures, a venture fund investing in the next generation of space entrepreneurs. Mr. Anderman was General Counsel of SpaceX, a space technology company, from June 2019 to December 2020, during which time he supported the launch of satellite internet network Starlink and aided the SpaceX launch of NASA astronauts to the International Space Station. Mr. Anderman served 16 years at Lucasfilm Ltd., starting as a junior lawyer and rising through the ranks to become General Counsel and Chief Operating Officer. He has held C-level positions at a series of technology startups. Mr. Anderman began his career as an intellectual property litigator in Silicon Valley. Mr. Anderman is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Tyrone Bland has served as a director of the Company since July 2023. Mr. Bland has served as a Managing Partner at Porter Tellus, LLC, a strategic advising firm since May 2023. Prior to his role at Porter Tellus, LLC, Mr. Bland served as the Head of Global Government Affairs for Creative Artists Agency, LLC (“CAA”), a talent agency, from October 2020 to May 2023. Prior to CAA, Mr. Bland was Vice President of State and Local Government Relations for Herbalife Nutrition, a marketer of dietary supplements, from January 2016 to October 2020 and Managing Partner for Porter Tellus, LLC from January 2007 to January 2016. Mr. Bland received his B.A. from University of California at Los Angeles. Mr. Bland is qualified to serve on the Board based on his extensive business experience and industry knowledge.

John D’Agostino has served as a director of the Company since July 2023. Mr. D’Agostino has served as Senior Advisor at Coinbase Institutional, a digital currency asset manager, since June 2021. Prior to his role at Coinbase Institutional, Mr. D’Agostino was the US Managing Director at Waystone Governance, a provider of institutional governance, risk and compliance services to the asset management industry, from May 2015 to September 2021. From May 2017 to December 2021, Mr. D’Agostino served as a director of Midpoint Holdings Ltd., an international payments company. In 2021, Mr. D’Agostino was named Fellow of the AIF Institute Financial Innovation Center of Excellence. Mr. D’Agostino received his MBA from Harvard Business School, and his B.A. from Williams College. Mr. D’Agostino is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Bruce Hack has served as a director of the Company since July 2023. Mr. Hack has served as the founder and Chief Executive Officer of BLH Venture, LLC, a strategic and financial advisory firm, since 2010. Prior to founding BLH Venture, LLC, Mr. Hack served as an Executive Vice Chairman of Activision Blizzard from 2008 to 2009 and Chief Executive Officer of Vivendi Games from 2004 to 2008. Mr. Hack also served as Vice-Chairman of the Board of Directors for Universal Music Group, Inc. from 1998 to 2001 and Chief Financial Officer of Universal Studios, Inc. from 1995 to 1998. In addition, Mr. Hack served as the Executive Chairman of PowerUP Acquisition Corporation from January 2021 to August 2023, was previously Director then Chairman of Technicolor, Inc. from 2010 to 2019, and served as director of Mimedx Group, Inc. from 2010 to 2019. Mr. Hack received his B.A. from Cornell University and his M.B.A from the University of Chicago. Mr. Hack is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Edward Mady has served as a director of the Company since July 2023. Mr. Mady served as Senior Advisor and Advisory Board Member to Surf Air Global Limited from January 2017 to July 2023. Mr. Mady has served as President and COO of The Masterpiece Collection Ltd., a luxury hospitality company, since December 2023. Mr. Mady served as General Manager of The Beverly Hills Hotel and Regional Director for Dorchester Collection, a luxury hotel operator, also overseeing Hotel Bel-Air from July 2011 to February 2022. Prior to that role, Mr. Mady worked as the General Manager at the New York Palace From June 2009 to June 2011. Prior to that role, Mr. Mady worked at The Ritz-Carlton Hotel Company as a Vice President and Area General Manager from November 1988 to May 2009. Mr. Mady has also served as the Principal to Edward Mady LLC, a consultancy serving leaders of travel-based organizations including hospitality and aviation brands, since December 2016. Mr. Mady studied Hotel Restaurant Management at St. Clair College. Mr. Mady is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Tyler Painter has served as a director of the Company since July 2023. Mr. Painter has served as the CFO and COO of Wisk Aero, an aerospace company, since April 2022. Prior to becoming the CFO of Wisk Aero, Mr. Painter served as a Senior Advisor and acting CFO for the Company from August 2020 to April 2022. From January 2018 to October 2019, Mr. Painter served as CFO of Fair Financial Corporation. Mr. Painter served as the CFO of Solazyme from September 2007 through October 2014 and expanded his role to include CFO and COO from October 2014 through October 2017. In August 2017, Solazyme, which had been re-named TerraVia Holdings, Inc., was acquired in a sale process conducted under Section 363 of the U.S. Bankruptcy Code. Prior to Solazyme, Mr. Painter served as Corporate Treasurer and VP of Finance and Investor Relations for Wind River Systems from September 2000 through April 2007. Earlier in his career, Mr. Painter held various finance roles at Cars Direct and Gap Inc. Mr. Painter holds a B.S. in business with concentration in finance from California Polytechnic University, San Luis Obispo. Mr. Painter is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Sudhin Shahani has served as a director of the Company since July 2023. Mr. Shahani is the co-founder and served as the Chief Executive Officer of Surf Air Global Limited from 2013 to July 2023. Prior to his role at Surf Air, Mr. Shahani was an Entrepreneur in Residence at Anthem Ventures, an early-stage venture capital firm, where he worked with a number of portfolio companies, led investments, and served on the board of Madefire from July 2013 to December 2018 and Panna from March 2012 to April 2019 (until their sale to Discovery Networks). Prior to his role at Anthem Ventures, Mr. Shahani co-founded Musicane, a digital music and social shopping network from 2004 to 2009. Mr. Shahani holds a B.S. with honors in Business Administration & Entrepreneurship from Babson College. Mr. Shahani is qualified to serve on the Board based on his extensive business experience and industry knowledge.

Term of Office for Directors

Our Board of Directors (the “Board”) is currently comprised of eight directors. Under our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our Board is divided into three classes, each serving a staggered three-year term, with one class being elected at each year’s annual meeting of stockholders as follows:

•
the Class A directors are Tyrone Bland and Bruce Hack, and their terms will expire at the 2027 annual meeting of stockholders;
•
the Class B directors are John D’Agostino, Edward Mady, and David Anderman, and their terms will expire at the 2025 annual meeting of stockholders; and
•
the Class C directors are Carl Albert, Tyler Painter and Sudhin Shahani, and their terms will expire at the 2026 annual meeting of stockholders.

Audit Committee

Our Board determined that each of Carl Albert, John D’Agostino and Bruce Hack, who comprise our Audit Committee, satisfy the independence standards for such committee established by applicable SEC rules and the listing standards of the NYSE. Additionally, our Board has determined that each of John D’Agostino and Carl Albert is an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee is appointed by our Board of Directors to assist our Board of Directors in:

•
Appointing, compensating, retaining and overseeing the work of our independent registered public accounting firm.
•
Evaluating the performance, independence and qualifications of our independent registered public accounting firm.
•
Overseeing the quality and integrity of our financial statements and our compliance with applicable legal and regulatory requirements, including accounting, financial reporting, and public disclosure requirements.
•
Reviewing the performance of our system of internal control over financial reporting and the function of the internal audit department.
•
Preparing the audit committee report required by the SEC to be included in our annual proxy statement.
•
Discussing independent registered public accounting firm’s annual audit plan, including the timing and scope of audit activities, and monitoring such plan’s progress and results.
•
Reviewing with management and the independent registered public accounting firm our annual and quarterly financial statements.
•
Establishing procedures for employees to submit concerns anonymously about questionable accounting or auditing matters.
•
Reviewing our guidelines and policies on risk assessment and risk management.
•
Reviewing and approving related party transactions.
•
Obtaining and reviewing a report by our independent registered public accounting firm at least annually that describes our independent registered public accounting firm’s internal quality control procedures, any material issues raised by review under such procedures, and any steps taken to deal with such issues.
•
Approving (or, in its sole discretion, approving in advance) all audit and permitted non-audit engagements and relationships between us and our independent registered public accounting firm.

The Audit Committee may form subcommittees and delegate to its subcommittees such power and authority as it deems appropriate to the extent consistent with the Company’s charter and bylaws, applicable law, rules and regulations and the rules of NYSE. The Audit Committee has no current intention to delegate any of its responsibilities to a subcommittee.

Code of Ethics

We have adopted a written code of conduct and ethics that applies to each of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Governance” on our website at https://investors.surfair.com/. To the extent required by rules adopted by the SEC and the NYSE, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on our website at https://investors.surfair.com/.

Policies and Procedures Governing Insider Trading

Our Insider Trading Policy sets forth policies and procedures governing the purchase, sale, and other transactions in Company securities by directors, officers, and employees. These policies and procedures, as well as procedures that the Company follows, are reasonably designed to promote compliance with insider trading laws, rules, and regulations and applicable listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers (“NEOs”), for 2024, are:

•
Deanna White, our Chief Executive Officer, or CEO, and Chief Operating Officer;
•
Oliver Reeves, our Chief Financial Officer;
•
Stan Little, our former Chief Executive Officer and former member of our Board.

Summary Compensation Table

The following table sets forth for each of the NEOs, as applicable: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2024 and 2023; (ii) the aggregate grant date fair value of stock and option awards granted during 2024 and 2023, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) all other compensation for 2024 and 2023; and, finally, (iv) the dollar value of total compensation for 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Deanna White,	2024	$650,000	$-	$-		$324,084	(3)	$10,562	$984,646
Chief Executive Officer and Chief Operating Officer	2023	$579,723	$545,834	$-		$-		$39,223	$1,164,780
Oliver Reeves, Chief Financial Officer (started 1/1/2024)	2024	$650,000	$-	$66,001	(2)	$1,254,000	(4)	$27,015	$1,997,016
Stan Little,	2024	$718,750	$-	$-		$-		$-	$718,750
Former Chief Executive Officer	2023	$852,493	$-	$2,548,942		$-		$446,243	$3,847,678

1.
Amounts shown in these columns represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718) of stock awards and stock options granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 18 to our consolidated financial statements, Stock-Based Compensation. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the award vests or is exercised.
2.
Mr. Reeves was granted 7,143 fully vested RSUs on January 8, 2024.
3.
Ms. White was granted stock option awards of 125,151 shares on April 3, 2024 that were contingent on stockholder approval of an increase in shares under our equity plan, which was received on June 25, 2024. and 157,143 shares on June 25, 2024.
4.
Mr. Reeves was granted stock option awards of 257,143 shares on January 8, 2024 and 107,143 shares on April 3, 2024 that were contingent on stockholder approval of an increase in shares under our equity plan, which was received on June 25, 2024.

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements” below.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2024, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Deanna White	41,925		-	-	$3.68	3/1/2032	-	-	-		-
	40,761	(1)	1,164	-	$40.08	11/12/2032	-	-	-		-
	39,286	(2)	117,857	-	$6.17	4/3/2034	-	-	-		-
	31,289	(4)	93,862	-	$2.59	6/25/2034	-	-	-		-
Oliver Reeves	-	(4)	257,143	-	$9.24	1/8/2034	-	-	-		-
	26,787	(2)	80,356	-	$6.17	4/3/2034	-	-	-		-
Stan Little	-		-	-	-	-	-	$-	36,757	(5)	$198,120

1.
These stock options vest monthly over a three-year period measured from January 1, 2022.
2.
25% of these stock options were vested as of the grant date of April 3, 2024, with the remaining 75% vesting over a three-year period thereafter.
3.
25% of these stock options were vested as of the grant date of June 25, 2024, with the remaining 75% vesting over a three-year period thereafter.
4.
These stock options vest annually over a three-year period measured from January 1, 2024.
5.
These shares vest subject to the achievement of certain revenue goals, subject to continued service through the date of achievement.

Executive Employment and Severance Agreements

On December 19, 2022, we entered into an employment agreement with Ms. White to serve as our Chief Financial Officer. The agreement became effective on the consummation of our direct listing (the “Effective Date”) and had an initial three-year term. Ms. White voluntarily resigned as our Chief Financial Officer effective as of December 31, 2023. The agreement provided that Ms. White would receive an initial annual base salary of $650,000 and was eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of her base salary). The agreement also provided for her to receive an additional bonus equal to the sum of $179,167 plus the amount by which the base salary she would have received for the period from October 1, 2022 through the Effective Date at an annual rate of $650,000 exceeded the amount of base salary she received for her services during that period. She was also eligible to participate in the Company’s benefit plans made available to employees generally and was provided a hybrid, electrified, or all electric automobile and use of Company aircraft, each in accordance with Company policies applicable to senior executives. Ms. White was not eligible for any severance benefits in connection with her transition to an advisory role to the Board of Directors from January 1, 2024 to May 31, 2024.

On May 17, 2024, we entered into an employment agreement with Ms. White to serve as our Chief Executive Officer and Chief Operating Officer. The agreement became effective on May 15, 2024 and has an initial three-year term. The agreement provides that Ms. White will receive an initial annual base salary of $650,000 and is eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of her base salary). The agreement also provided for her to receive an option grant for the purchase of up to 157,143 shares of common stock of the Company. She is also eligible to participate in the Company’s benefit plans made available to employees generally and was provided a hybrid, electrified, or all electric automobile and use of Company aircraft, each in accordance with Company policies applicable to senior executives. If Ms. White’s employment with the Company is terminated by the Company without “cause” or by her for “good reason” (as defined in the agreement), she will receive severance of twelve months of her base salary (payable in installments over such period), payment of her COBRA premiums for up to 18 months, and 6 months’ accelerated vesting of any time-based vesting component of her then-outstanding and unvested equity awards granted by the Company. In addition, she will receive a lump sum payment of a pro-rated amount of her target bonus for the fiscal year in which her termination occurs. Ms. White’s right to receive these severance benefits is subject to her providing a release of claims to the Company and her continued compliance with her confidentiality, non-solicitation (which shall continue for 12 months following termination), and other covenants in favor of the Company. If her employment with the Company terminates due to her death or disability, the Company will pay her (or her estate) a pro-rated target bonus for the year in which such termination occurs. If any payments under Ms. White’s employment agreement would otherwise trigger the excise tax imposed by Section 4999 of the Internal

Revenue Code, the payments will be reduced as provided in the agreement to a level that does not trigger the excise tax if the reduction results in her retaining a greater amount of the payments on an after-tax basis than if such reduction were not made.

On December 31, 2023, we entered into an employment agreement with Mr. Reeves to serve as our Chief Financial Officer. The agreement became effective on January 1, 2024 and has an initial three-year term. The agreement provides that Mr. Reeves will receive an initial annual base salary of $650,000 and is eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of his base salary). The agreement also provided for him to receive an option grant for the purchase of up to 257,143 shares of common stock of the Company. He is also eligible to participate in the Company’s benefit plans made available to employees generally and was provided a hybrid, electrified, or all electric automobile and use of Company aircraft, each in accordance with Company policies applicable to senior executives. If Mr. Reeves’ employment with the Company is terminated by the Company without “cause” or by him for “good reason” (as defined in the agreement), he will receive severance of twelve months of his base salary (payable in installments over such period), payment of his COBRA premiums for up to 18 months, and 6 months’ accelerated vesting of any time-based vesting component of his then-outstanding and unvested equity awards granted by the Company. In addition, he will receive a lump sum payment of a pro-rated amount of his target bonus for the fiscal year in which his termination occurs. Mr. Reeves’ right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with his confidentiality, non-solicitation (which shall continue for 12 months following termination), and other covenants in favor of the Company. If his employment with the Company terminates due to his death or disability, the Company will pay him (or his estate) a pro-rated target bonus for the year in which such termination occurs. If any payments under Mr. Reeves’ employment agreement would otherwise trigger the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments will be reduced as provided in the agreement to a level that does not trigger the excise tax if the reduction results in his retaining a greater amount of the payments on an after-tax basis than if such reduction were not made.

On May 16, 2022, we entered into an employment agreement with Mr. Little, which was amended on October 23, 2022 to provide that Mr. Little would serve as our Chief Executive Officer as of the Effective Date and had an initial five-year term. Mr. Little voluntarily resigned as our Chief Executive Officer effective as of May 15, 2024. The agreement provided that Mr. Little would receive an initial annual base salary of $975,000 and be eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of his base salary). He was also eligible to participate in the Company’s benefit plans made available to employees generally and is provided a hybrid, electrified, or all electric automobile and use of Company aircraft, each in accordance with Company policies applicable to senior executives. Pursuant to the agreement, Mr. Little was granted the right to purchase 92,474 of our restricted shares on May 13, 2022 that vest over a three-year period.

401(k) Savings Plan

As part of our overall compensation program, we provide all full-time employees, including each of the NEOs currently employed with us, with the opportunity to participate in a defined contribution 401(k) plan. The plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to the plan. The 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. The Company does not currently make any matching or other contributions to participants’ accounts under the 401(k) plan. Prior to the Company’s acquisition of Southern, Mr. Little participated in Southern’s 401(k) plan, which had provisions similar to those described above.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Incentive Compensation Clawback Policy

We have adopted a Compensation Recoupment (Clawback) Policy, which is intended to comply with the requirements of Section 303A.14 of the New York Stock Exchange Listed Company Manual implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

Stock Ownership Guidelines

The Compensation Committee and our Board of Directors adopted the following stock ownership guidelines for our executive officers to better align the interests of our executive officers with those of our stockholders:

•
Our chief executive officer must maintain a minimum holding of company stock with a fair market value equal to five times (5x) their annual base salary;
•
Our chief financial officer must maintain a minimum holding of company stock with a fair market value equal to three times (3x) their annual base salary;
•
Our other Section 16 officers must maintain a minimum holding of company stock with a fair market value equal to two times (2x) their annual base salary; and
•
Our executive officers will have five years to reach the minimum holding level.

As of March 14, 2025, all of our executive officers had either met their stock ownership requirement or had remaining time to do so.

Equity Award Grant Practices

The Compensation Committee approves all equity award grants, including to our NEOs, on or before the grant date, except to the extent the Compensation Committee or the Board has delegated to management the authority to grant such awards to certain employees. Annual equity awards are typically determined, reviewed and approved at the first Compensation Committee meeting of the fiscal year. On occasion, the Compensation Committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. In 2024, the Compensation Committee did not take into account material non-public information when determining the timing or terms of equity awards, nor did we time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During fiscal year 2024, the Company did grant stock option awards to NEOs during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K). The following information regarding such option grants is provided in accordance with SEC rules:

Name	Grant Date	Number of Securities Underlying Award	Exercise Price	Grant Date Fair Value

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material
Nonpublic Information

Deanna White	4/3/2024	157,143	6.17	0.90	-6.40%
Oliver Reeves	4/3/2024	107,143	6.17	0.90	-6.40%

Director Compensation

We adopted a policy for compensating our non-employee directors with a combination of cash and equity, with such equity awards being subject to the terms and conditions of the 2023 Plan.

Annual Cash Retainers

At the time of our direct listing in July 2023, all non-employee directors were entitled to receive a $50,000 ($60,000 for our Lead Independent Director) annual cash retainer for serving as a member of the Board. On December 3, 2024, the Nominating and Governance Committee of the Board approved a reduction of the annual cash retainer for serving as a member of the Board by 30%, to $35,000 for non-employee directors and $42,000 for our Lead Independent Director. Non-employee directors are also eligible for the following additional annual cash retainers for their Board committee service:

	Chair	Member
Audit Committee	$25,000	$12,500
Compensation Committee	20,000	10,000
Nominating Committee	15,000	7,500

Each annual cash retainer is paid quarterly in arrears after the end of each fiscal quarter. We reimburse all of our directors for their reasonable out-of-pocket expenses, including travel, food, and lodging, incurred in attending meetings of our Board and/or its committees.

Equity Compensation

At the time of our direct listing in July 2023, new non-employee directors were entitled to receive an initial equity grant with a target grant date fair value of $330,000 awarded in the form of restricted stock units. On July 25, 2023, each non-employee director was awarded 13,409 restricted stock units, (the “July 2023 RSUs”), based on an assumed opening price of our common stock as of the date of our direct listing of $24.61 per common share. The actual opening price of our common stock as of July 27, 2023, the date of our direct listing, was $5.00 per common share, and the closing price of our common stock as of such date was $3.15 per common share. On April 3, 2024 each non-employee director was awarded an additional 91,353 restricted stock units, (the “April 2024 RSUs”), which, together with the original grant of 13,409 restricted stock units previously granted to each non-employee director, represented $330,000 based on the $3.15 per share closing price on July 27, 2023, the date of our direct listing. As disclosed in last year’s proxy statement, the April 2024 RSUs appear as awards in this year’s Director Compensation Table in accordance with SEC rules. Subject to the director’s continued service, initial equity awards vest on the one-year anniversary of the date of grant, provided that, because the April 2024 RSUs were intended to constitute part of the initial grant along with the July 2023 RSUs, the April 2024 RSUs vested in July 2024 along with the July 2023 RSUs. In addition, in subsequent years,on or around our annual meeting of the stockholders, each non-employee director is entitled to receive an annual equity grant with a target grant date fair value of $165,000 awarded in the form of restricted stock units. The annual equity awards vest in full on the one-year anniversary of the date of grant subject to the director’s continued service through such date. On December 3, 2024, the Nominating and Governance Committee of the Board approved a reduction of the target grant date fair values of the initial equity grant and annual equity grants to non-employee directors by 30%, to $231,000 and $115,500, respectively.

Director Stock Ownership Guidelines

The Compensation Committee and our Board of Directors adopted the following stock ownership guidelines for our non-employee directors to better align the interests of our non-employee directors with those of our stockholders:

• Directors must maintain a minimum holding of company stock with a fair market value equal to five times (5x) such director’s annual cash retainer (excluding annual retainers for service on committees of the Board); and

• Directors will have five years to reach the minimum holding level.

As of March 14, 2025, all of our non-employee directors had either met their stock ownership requirement or had remaining time to do so.

Fiscal Year 2024 Director Compensation Table

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2024. Stan Little and Sudhin Shahani, who received compensation as employees and/or consultants of the Company, do not receive any compensation for their service on the Board, but, in accordance with SEC rules, Sudhin Shahani’s compensation for the year is included in the table below:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)(1)	Total ($)
Carl Albert	$51,613	$80,519	$155,095	(3)	$-	$287,224
David Anderman	$-	$-	$28,871	(4)	$-	$28,867
Tyrone Bland	$16,563	$80,519	$-		$-	$97,082
John D'Agostino	$28,875	$80,519	$-		$-	$109,394
Bruce Hack	$21,875	$80,519	$12,856	(5)	$-	$115,245
Ed Mady	$21,000	$80,519	$-		$-	$101,519
Tyler Painter	$17,500	$80,519	$-		$-	$98,019
Sudhin Shahani (2)	$-	$-	$820,298	(6)	$714,795	$1,535,087

(1) Amounts shown in these columns represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation – Stock Compensation”) of stock awards and stock options granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 18 to our consolidated financial statements. These amounts may not correspond to the actual value eventually realized by each director because the value depends on the market value of our common stock at the time the award vests or is exercised.

(2). Represents amounts paid to Mr. Shahani while still an employee of the Company and for services performed as a non-employee consultant of the Company.

(3) Mr. Albert was granted a stock option award of 172,340 shares on June 25, 2024, of which 25% of these stock options were vested as of the grant date of June 25, 2024, with the remaining 75% vesting over a three-year period thereafter.

(4) As part of a separate consulting agreement, Mr. Anderman was granted warrants to purchase up to 142,857 shares of common stock.

(5) Mr. Hack was granted a stock option award of 14,286 shares on June 25, 2024, of which 25% of these stock options were vested as of the grant date of June 25, 2024, with the remaining 75% vesting over a three-year period thereafter.

(6) Mr. Shahani was granted a stock option award of 911,544 shares on April 3, 2024, of which 25% of these stock options were vested as of the grant date of June 25, 2024, with the remaining 75% vesting over a three-year period thereafter.

Indemnification Agreements

We have entered into indemnification agreements with our officers and directors. These agreements, among other things, require the Company to indemnify its officers and directors for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by an officer or director in any action or proceeding arising out of their services as one of the Company’s officers or directors or any other company or enterprise to which the person provides services at the Company’s request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2025 by:

•
each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act.

We have based our calculation of the percentage of beneficial ownership on 16,933,692 shares of our common stock outstanding as of March 14, 2025. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options or warrants that are currently exercisable or exercisable within sixty (60) days of March 14, 2025, and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of March 14, 2025, to be outstanding and to be beneficially owned by the person holding the common stock, options, warrants or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Surf Air Mobility Inc., 12111 S. Crenshaw Boulevard, Hawthorne, California 90250. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name	Number of Shares of Common Stock	Percent of Outstanding Common Stock
5% Stockholders
Liam Fayed (1)	4,963,247	27%
Palantir Technologies Inc. (2)	3,176,996	19%
Directors and Executive Officers
Deanna White	193,712	1%
Oliver Reeves (3)	157,726	*
Stan Little (4)	370,826	2%
Carl Albert (5)	176,114	1%
David Anderman (6)	53,080	*
Tyrone Bland	28,016	*
John D'Agostino	34,038	*
Bruce Hack	35,160	*
Ed Mady	39,786	*
Tyler Painter	94,198	*
Sudhin Shahani	816,649	5%
All directors and executive officers as a group (10 persons)	1,628,479	10%

1.
Based on information provided in a Schedule 13G filed with the SEC on February 14, 2024, as of December 31, 2023, the number of shares consists of (i) 200,737 shares of the Company’s Common Stock held by Liam Fayed and (ii) 620,870 shares of the Company’s Common Stock held by LamVen LLC, which is an entity affiliated with Mr. Fayed, as of December 31, 2023. Based on the Schedule 13G and the Company’s records, Mr. Fayed has sole voting power with respect to 200,737 of the reported shares, shared voting power with respect to 1,370,870 of the reported shares, shared investment power with respect to 200,738 of the reported shares, and shared investment power with respect to 620,870 of the reported shares. Also included are 2,241 shares issuable pursuant to outstanding stock options, held by Mr. Fayed, which are exercisable currently or within 60 days of March 14, 2025. Additionally, during the year ended December 31, 2024, the Company issued to LamVen (i) 750,000 shares and (ii) 3,389,398 shares issuable pursuant to outstanding warrants, which are exercisable currently or within 60 days of March 14, 2025, in exchange for amounts owed under existing term loans. Such amounts were not included in the referenced Schedule 13G. Mr. Fayed’s address is 53 Greenwich Avenue, Second Floor, Greenwich, CT 06830.
2.
Based on information provided in a Schedule 13G filed with the SEC on February 14, 2025, Palantir Technologies held 3,176,996 shares of Common Stock as of December 31, 2024. Palantir Technologies’ address is 1200 17th Street, Floor 15 Denver, Colorado 80202.
3.
Consists of (i) 4,714 shares held by Mr. Reeves, (ii) 13,724 shares held in a joint account by Mr. Reeves and his spouse, and (iii) 139,288 shares issuable pursuant to outstanding stock options, held by Mr. Reeves, which are exercisable currently or within 60 days of March 14, 2025.
4.
Consists of (i) 220,431 shares held by Stan Little, and (ii) 118,074 shares of restricted stock held by The Little 2021 Family Trust dated November 15, 2021 (“The Little 2021 Family Trust”), of which Mr. Little is Trustee, and (iii) 32,321 shares held by the MML 2021 Irrevocable Trust, of which Mr. Little’s spouse is Trustee. Mr. Little may be deemed to have voting or dispositive power over the shares held by The Little 2021 Family Trust. The reporting person disclaims any pecuniary interest in the shares held by the MML 2021 Irrevocable Trust consists of (i) 220,431 shares held by Stan Little, and (ii) 118,074 shares of restricted stock held by The Little 2021 Family Trust dated November 15, 2021 (“The Little 2021 Family Trust”), of which Mr. Little is Trustee, and (iii) 32,321 shares held by the MML 2021 Irrevocable Trust, of which Mr. Little’s spouse is Trustee. Mr. Little may be deemed to have voting or dispositive power over the shares held by The Little 2021 Family Trust. The reporting person disclaims any pecuniary interest in the shares held by the MML 2021 Irrevocable Trust. Mr. Little was no longer a director of the Company as of December 31, 2024.
5.
Consists of (i) 14,966 shares held by Carl Albert, (2) 61,928 shares held by The Carl Albert Trust dated June 7, 1991 (“The Carl Albert Trust”), of which Carl Albert is Trustee, and (iii) 99,220 shares issuable pursuant to outstanding stock options, held by Mr. Albert, which are exercisable currently or within 60 days of March 14, 2025. Mr. Albert may be deemed to have voting or dispositive power over the shares held by The Carl Albert Trust.
6.
Consists of (i) 23,225 shares held by Mr. Anderman (ii) 1,284 shares issuable pursuant to outstanding stock options, held by Mr. Anderman, which are exercisable currently or within 60 days of March 14, 2025, and (iii) 28,571 shares issuable pursuant to outstanding warrants, held by Proxima Centauri LLC, which is an entity affiliated with Mr. Anderman, which are exercisable currently or within 60 days of March 14, 2025. Mr. Anderman may be deemed to have voting or dispositive power over the shares held by Proxima Centauri LLC.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, RSUs, PRSUs and Rights (a)	Weighted Average Exercise Price of Outstanding Options, RSUs, PRSUs and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (2)
Equity compensation plans approved by stockholders	3,471,272	7.80	-
Equity compensation plans not approved by stockholders	-	-	-

(1) The weighted average exercise price excludes restricted stock units and performance stock units, which have no exercise price.

(2) Excludes 846,685 shares and 114,285 shares that were added to our 2023 Plan and our ESPP, respectively, on January 1, 2025 pursuant to the evergreen provisions thereunder that provide for automatic annual increases on January 1 of each year for the terms of the plans equal to 5% and 1%, respectively, of our outstanding shares as of the preceding December 31 (or, in the case of the ESPP, 114,285 shares, if less, or, in the case of either plan, such lesser amounts as approved by the Board).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Term Notes

The Company entered into term note agreements with LamVen, an entity owned by Liam Fayed, an officer and co-founder of Surf Air Global Limited, a subsidiary of the Company, and recorded the notes in Due to related parties at carrying value on the Consolidated Balance Sheets.

The LamVen notes with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum, remained outstanding as of March 31, 2023. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen. The note is scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest is due upon maturity at a rate of 10.0% per annum until the note is paid in full at maturity or upon acceleration by prepayment. On December 29, 2023, the note was amended to extend the maturity date to January 15, 2024 and to increase the principal amount of the note to $10.0 million. The Company received $8.5 million in cash as of December 31, 2023, with the remaining $1.5 million under the note received in 2024. On January 26, 2024, the note was further amended to extend the maturity date to February 9, 2024 and the principal amount increased to $15.0 million, effective as of January 15, 2024. On April 28, 2024, the note was further amended to extend the maturity date to May 15, 2024 and the principal amount increased to $25.0 million, effective as of April 15, 2024. The Company received $38.2 million as of September 30, 2024. Subsequent to September 30, 2024, the Company received an additional $4.9 million under this note agreement, for an aggregate total of $43.1 million cash received under the note since inception. In November 2024, the note was exchanged for a new secured convertible promissory note with LamVen.

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

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC, an entity wholly-owned by David Anderman, a director of the Company, provides advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of Common Stock.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Park Lane, an entity owned by a family member of Mr. Fayed (the “Reimbursement Agreement”), which contains certain representations and warranties, covenants and events of default.

If the backstop letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit, pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

In connection with the Reimbursement Agreement, Park Lane will have the right to appoint a board observer with respect to the Company.

Other Transactions

As of December 31, 2024, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $0.025 million per aircraft. The lease term for the four aircraft expire on July 31, 2023. On June 16, 2023, the Company amended the lease agreements with Park Lane to extend the expiration date for a 6-month term of August 1, 2023 through January 31, 2024. All other terms of the agreements remain the same. The lease for the four planes was extended on a month to month basis as of January 31, 2025.

JA Flight Services and BAJ Flight Services

As of December 31, 2024, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $1,306 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during year ended December 31, 2024. Accounts payable of $74 thousand owed to JAFS and BAJFS as of December 31, 2024, is included in Due to Related Parties, current on the Consolidated Balance Sheet.

Schuman Aviation

As of December 31, 2024, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $1,719 thousand in combined lease and engine reserve expense attributable to Schuman for the year ended December 31, 2024. As of December 31, 2024, the Company owed approximately $214 thousand to Schuman, which is included in Due to Related Parties, current on the Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each, which will be paid over the next two years.

Indemnification Agreements

Our Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors to the fullest extent permitted by Delaware law, and our Amended and Restated Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board. In addition, we have entered or will enter into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them in certain circumstances.

Loans to Officers and Directors

On May 26, 2023, the Company approved the forgiveness of certain promissory notes associated with the issuance of restricted stock purchase agreements (“RSPAs”) to executives and directors. The Company also provided bonuses to pay for interest and tax associated with the issuance of these shares in the amount of $0.1 million. The forgiveness of these promissory notes resulted in an immaterial additional stock-based compensation expense as of June 30, 2023.

Subsequent to June 30, 2023, and prior to the Company’s direct listing, the Company’s board of directors determined that the remaining vesting requirements applicable to previously granted executive RSPA awards had been satisfied, in connection our direct listing. This resulted in the recognition of $21.8 million in previously unrecognized stock-based compensation expense during the third quarter of 2023.

Policies and Procedures Regarding Related Party Transactions

Our Board has adopted a written Related Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) the Company (including any of its subsidiaries) was, is or will be a participant, (ii) the aggregate amount involved exceeds or may be expected to exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years and (iii) a related person has or will have a direct or indirect material interest.

Subject to certain limitations, transactions involving compensation for services provided to the Company as an employee or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including the common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons. A related person is also someone who has a position or relationship with any firm, corporation or other entity that engages in the transaction if (i) such person is employed or is a general partner or principal or in a similar position with significant decision making influence, or (ii) the direct or indirect ownership by such person and all other foregoing persons, in the aggregate, is 10% or greater in another person that is party to the transaction.

Under the policy, any related person, or any director, officer or employee of the Company who knows of the transaction, must report the information regarding the proposed related person transaction to our Chief Financial Officer and chairperson of the Audit Committee for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the nature of the related person’s interest in the transaction;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties.

Director Independence

Under the rules of the New York Stock Exchange (“NYSE”) and our Corporate Governance Guidelines, independent directors must comprise a majority of our Board. Under the NYSE rules, a director will only qualify as an “independent director” if our Board affirmatively determines that the director, in the opinion of our Board, does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board reviewed its composition and the independence of our directors and considered whether any director has a relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out his or her responsibilities. In addition, the Board annually evaluates and determines the independence of each our non-employee directors under the NYSE listing standards. As a part of the evaluation process, and as part of the independence determination by the Board, the Board considers, in addition to such other factors as they may deem appropriate, each director’s occupation, personal and affiliate transactions with the Company, and other relevant direct and indirect relationships with the Company that may affect independence. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that each of Mr. Albert, Mr. Bland, Mr. D’Agostino, Mr. Hack and Mr. Mady qualify as independent directors, as defined under the listing rules of the NYSE, and that our Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE. Our Board has also determined that each of the members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee satisfy the independence standards for such committee established by applicable SEC rules and the listing standards of the NYSE. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining independence. Sudhin Shahani is not considered an independent director as a result of his employment by the Company. Tyler Painter and David Anderman are not considered independent directors as a result of their prior employment by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us for the fiscal year ended December 31, 2024 and 2023 by our independent registered public accounting firm, PricewaterhouseCoopers LLP, are as follows:

Fee Category	2024	2023
Audit Fees (1)	2,525	5,278
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	5	2
Total Fees	2,530	5,280

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.

(2) All other Fees consist of subscription fees for use of the PricewaterhouseCoopers LLP research tool

The Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence. The Audit Committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm.

All services performed and related fees billed by PricewaterhouseCoopers LLP during fiscal 2024 and fiscal 2023 were pre-approved by the Audit Committee pursuant to the foregoing pre-approval policy of the Audit Committee.

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

3.1	Amended and Restated Certificate of Incorporation of SAM (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024).

3.3	Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K, filed with the SEC on March 29, 2024)

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

10.28#	2016 Equity Incentive Plan as amended (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

10.29#	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2024).

10.30#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 Form S-1 and Form S-4 Registration Statement, filed with the SEC on June 22, 2023).

10.31

Convertible Note Purchase Agreement, dated as of June 15, 2023, between Surf Air Mobility Inc. and Partners for Growth V, L.P., conformed for Consent and Amendment, dated November 14, 2024 among the Company, the subsidiaries of the Company party thereto and Partners for Growth V, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on November 14, 2024).

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

10.40

Fourth Amendment to Data License Agreement, dated as of December 8, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K, filed with the SEC on March 29, 2024).

10.41#

Amendment to Employee Agreement, dated as of May 20, 2024, but effective as of May 15, 2024, by and between Surf Air Mobility Inc. and R. Stanley Little (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1/A, filed on July 11, 2024).

10.42#

Amended and Restated Employment Agreement dated May 17, 2024, but effective as of May 15, 2024, by and between Surf Air Mobility Inc. and Deanna White (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 20, 2024).

10.43#

Amendment to Employment Agreement dated May 20, 2024, by and between Surf Air Mobility Inc. and Oliver Reeves (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A, filed on July 11, 2024).

10.44#**	Amendment to Amended and Restated Employment Agreement dated February 4, 2025, but effective as of January 1, 2025, by and between Surf Air Mobility Inc. and Deanna White

10.45#**	Second Amendment to Employment Agreement dated February 4, 2025, but effective as of January 1, 2025, by and between Surf Air Mobility Inc. and Oliver Reeves

10.46

Mandatory Convertible Security, dated August 7, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9 2024).

10.47

Joint Venture Agreement, dated August 9, 2024, between Surf Air Mobility Inc. and Palantir Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 13, 2024).

10.48

Credit Agreement, dated November 14, 2024, 2024, among the Company as borrower, the lenders party thereto, and CCP Agency, LLC as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed with the SEC on November 14, 2024).

10.49

Reimbursement Agreement, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and Park Lane Investments LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed with the SEC on November 14, 2024).

10.50

Secured Promissory Note, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and LamVen LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed with the SEC on November 14, 2024).

10.51	Fifth Amendment to Data License Agreement dated September 26, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q, filed with the SEC on November 14, 2024).

10.53#

Advisory Services Agreement, dated as of December 16, 2024, by and between Surf Air Mobility Inc. and Proxima Centauri, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 19, 2024).

10.54**	Form of Grant Agreement for grants of RSUs to employees for Incentive Bonus Plan settlements under the 2023 Equity Incentive Plan.

10.55**	Form of Grant Agreement for grants of RSUs to non-employee consultants for Incentive Bonus Plan settlements under the 2023 Equity Incentive Plan.

10.56**	Form of Warrant Agreement

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-Q, filed November 14, 2023).

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 Registration Statement, filed with the SEC on June 5, 2023).

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Surf Air Mobility Inc.

Date: March 21, 2025	By:	/s/ Deanna White
Deanna White
Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Deanna White	Chief Executive Officer and Chief Operating Officer	March 21, 2025
Deanna White	(Principal Executive Officer)

/s/ Oliver Reeves	Chief Financial Officer	March 21, 2025
Oliver Reeves	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sudhin Shahani	Co-Founder and Director	March 21, 2025
Sudhin Shahani

/s/ Carl Albert	Director	March 21, 2025
Carl Albert	(Chairman)

/s/ Tyronne Bland	Director	March 21, 2025
Tyronne Bland

/s/ John D'Agostino	Director	March 21, 2025
John D'Agostino

/s/ Bruce Hack	Director	March 21, 2025
Bruce Hack

/s/ Edward Mady	Director	March 21, 2025
Edward Mady

/s/ David Anderman	Director	March 21, 2025
David Anderman

/s/ Tyler Painter	Director	March 21, 2025
Tyler Painter