Form 10-Q
period 2025-03-31
SURF AIR MOBILITY INC.
filed 2025-05-13
CIK 1936224

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, 19,283,800 shares of common stock, $0.0001 par value per share, were outstanding.

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
•
the Company’s limited operating history and the powertrain technology the Company plans to develop does not yet exist and remains subject to approval by regulators;
•
the impact of changes in the U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond our control;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$6,625	$21,107
Accounts receivable, net	4,729	4,257
Prepaid expenses and other current assets	8,625	8,511
Total current assets	19,979	33,875
Restricted cash	570	568
Property and equipment, net	39,669	42,213
Intangible assets, net	22,281	23,118
Operating lease right-of-use assets	15,631	17,046
Finance lease right-of-use assets	1,036	1,115
Other assets	6,107	6,123
Total assets	$105,273	$124,058
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$17,845	$17,976
Accrued expenses and other current liabilities	48,324	45,496
Deferred revenue	16,603	17,393
Current maturities of long-term debt	2,585	2,543
Operating lease liabilities, current	3,896	4,120
Finance lease liabilities, current	272	265
SAFE notes at fair value, current	6	13
Due to related parties, current	2,540	1,804
Total current liabilities	92,071	89,610
Long-term debt, net of current maturities	60,345	59,883
Convertible notes at fair value, non-current	6,279	7,347
Operating lease liabilities, long term	10,823	11,540
Finance lease liabilities, long term	879	948
Due to related parties, long term	50,199	50,457
Other long-term liabilities	20,314	24,270
Total liabilities	$240,910	$244,055
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; 17,198,257 shares issued and outstanding as of March 31, 2025 and 16,933,692 shares issued and outstanding as of December 31, 2024	$2	$2
Additional paid-in capital	560,270	557,444
Accumulated deficit	(695,909)	(677,443)
Total shareholders’ deficit	$(135,637)	$(119,997)
Total liabilities and shareholders’ deficit	$105,273	$124,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2025 and 2024

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$23,506	$30,624
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	24,706	28,489
Technology and development	2,680	7,009
Sales and marketing	1,653	3,009
General and administrative	10,886	24,609
Depreciation and amortization	2,148	1,978
Total operating expenses	42,073	65,094
Operating loss	$(18,567)	$(34,470)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$5,396	$(515)
Interest expense	(3,895)	(1,671)
Gain on extinguishment of debt	39	—
Other expense	(1,492)	(355)
Total other income (expense), net	$48	$(2,541)
Loss before income taxes	(18,519)	(37,011)
Income tax benefit	53	46
Net loss	$(18,466)	$(36,965)
Net loss per share applicable to common shareholders, basic and diluted	$(1.09)	$(3.35)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	16,905,684	11,044,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three Months Ended March 31, 2025 and 2024

(in thousands, except share data)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2023	10,878,634	$1	$525,049	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares	44,436	—	—	—	—
Issuance of common stock under software license agreement	578,868	—	4,000	—	4,000
Issuance of common stock under marketing agreement	6,469	—	50	—	50
Issuance of common shares under Share Purchase Agreement	194,049	—	1,456	—	1,456
Stock-based compensation expense	—	—	2,643	—	2,643
Net loss	—	—	—	(36,965)	(36,965)
Balance at March 31, 2024	11,702,455	$1	$533,198	$(639,500)	$(106,301)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2024	16,933,692	$2	$557,444	$(677,443)	$(119,997)
Issuance of common stock related to restricted shares	20,554	—	—	—	—
Issuance of common shares under software license agreement	244,011	—	947	—	947
Stock-based compensation expense	—	—	1,879	—	1,879
Net loss	—	—	—	(18,466)	(18,466)
Balance at March 31, 2025	17,198,257	$2	$560,270	$(695,909)	$(135,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,466)	$(36,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,148	1,978
Loss on sale of fixed asset	667	—
Non-cash operating lease expense	1,480	1,368
Gain on extinguishment of debt	(39)	—
Stock-based compensation expense	1,879	12,643
Changes in fair value of financial instruments carried at fair value, net	(5,396)	515
Amortization of debt discounts and debt issuance costs	605	47
Deferred income taxes	(53)	(46)
Changes in operating assets and liabilities:
Accounts receivable, net	(472)	255
Prepaid expenses and other current assets	(114)	326
Other assets	16	465
Accounts payable	1,434	4,850
Due to a related party	(91)	1,131
Accrued expenses and other current liabilities	2,829	3,487
Deferred revenue	(790)	(497)
Operating lease liabilities	(1,436)	(1,355)
Other liabilities	(5)	(1,012)
Cash flows used in operating activities	$(15,804)	$(12,810)
Cash flows from investing activities:
Purchase of property and equipment	(1,271)	(715)
Proceeds from the sale of assets	2,681	—
Internal-use software development costs	(628)	(28)
Net cash provided by (used in) investing activities	$782	$(743)
Cash flows from financing activities:
Borrowings on long-term debt	917	—
Principal payments on long-term debt	(595)	(776)
Proceeds from advances under Share Purchase Agreement	—	3,811
Proceeds from collateralized borrowings, net of repayment	282	138
Proceeds from borrowings from related parties	—	9,995
Payment of finance lease obligations	(62)	(55)
Net cash provided by financing activities	$542	$13,113
Increase (decrease) in cash, cash equivalents and restricted cash	(14,480)	(440)
Cash, cash equivalents and restricted cash at beginning of period	21,675	2,431
Cash, cash equivalents and restricted cash at end of period	$7,195	$1,991

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

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the New York Stock Exchange (“NYSE”). For 2024, the Company’s combined network served over 370,000 passengers with approximately 72,000 scheduled departures. We expect the combination of our legacy networks will continue to provide the basis for our expanded, nationwide regional air mobility platform.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default on these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $8.1 million included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.7 million as of March 31, 2025. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of March 31, 2025, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.1 million. The Company is in the process of remediating the late filing, inclusive of the completion of county audits, and payment of the property taxes due to Los Angeles County. As of March 31, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2025 and December 31, 2024.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements. During the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders, pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments. As of March 31, 2025, $1.4 million has been drawn under the delayed draw commitments. Additionally, during the year ended December 31, 2024, the Company received $2.5 million in advances and $1.4 million through draws under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 8, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of March 31, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $298.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of March 31, 2025, GEM held 0% of the then fully-diluted shares of the Company. At March 31, 2025, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 104 thousand shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by November 2025. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its ability to raise capital through existing sources.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to equip regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes, as included in the Company’s Form 10-K filed on March 21, 2025. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2024.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. DOT in relation to certain air routes served by the Company under the EAS program, amounts due from airline, non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of March 31, 2025, and December 31, 2024. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Mandatory Convertible Security

The Company’s Mandatory Convertible Security with GEM, entered into as of August 7, 2024, is a financial instrument whereby GEM is able to convert portions of the par amount, either before or at maturity, into shares of common stock of the Company. Due to certain provisions included in the Mandatory Convertible Security, including potential settlement of the outstanding par amount in a variable number of shares of the Company’s common stock, it has been classified as a liability as of December 31, 2024 and March 31, 2025 (see Note 8, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security).

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

Collateralized Borrowings

On August 9, 2024, the Company entered into a new revolving accounts receivable financing arrangement that will allow the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in certain assets of Southern Airways Express, a subsidiary of Southern. The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$811	$766
Prepaid software	2,014	2,177
Prepaid marketing	2,413	2,434
Engine reserves	1,910	1,667
Vendor operator prepayments	659	744
Prepaid fuel	—	39
Other	818	684
Total prepaid expenses and other current assets	$8,625	$8,511

Note 4. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Aircraft, equipment and rotable spares	$36,932	$40,290
Equipment purchase deposits	2,000	2,000
Leasehold improvements	2,844	2,301
Office, vehicles and ground equipment	1,201	1,158
Internal-use software	3,357	2,729
Property and equipment, gross	46,334	48,478
Accumulated depreciation	(6,665)	(6,265)
Property and equipment, net	$39,669	$42,213

The Company recorded depreciation expense of $1.2 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three months ended March 31, 2025 the Company recorded a $0.7 million loss on the sale of property and equipment, and for the three months ended March 31, 2024, any gain or loss on disposal of property and equipment was not material.

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(15,176)	(14,339)
Intangible assets, net	$22,281	$23,118

The Company recorded amortization expense of $0.9 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of March 31, 2025 is as follows (in thousands):

Amount
Remainder of 2025	$2,214
2026	2,915
2027	2,764
2028	2,577
2029	2,577
Thereafter	9,234
Total	$22,281

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Software license fee payable	$11,011	$9,953
Accrued professional services	10,677	10,431
Excise and franchise taxes payable	8,261	7,729
Accrued compensation and benefits	7,205	5,940
Collateralized borrowings	6,052	5,842
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	520	427
Interest and commitment fee payable	153	114
Other accrued liabilities	3,131	3,746
Total accrued expenses and other current liabilities	$48,324	$45,496

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

For the three months ended March 31, 2025, the Company borrowed a total of $8.1 million under this financing facility, of which $5.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended March 31, 2025 amounted to $124 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2025, and December 31, 2024, the outstanding amount due under this facility amounted to $3.0 million and $2.8 million, respectively. As of March 31, 2025, and December 31, 2024, the Company was in compliance with all covenants.

In addition, during the year ended December 31, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program. As of December 31, 2024 and March 31, 2025, the Company has recorded $3.0 million within Collateralized borrowings. Such amounts are collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern.

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

Note 7. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Note payable to bank, fixed interest rate of 4.65%, due November 2025	$6	$8
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	104	120
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	13,662	14,022
Note payable to Skywest, fixed interest rates of 4%, due April 2028	2,389	2,497
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,896	2,962
Credit Agreement to ComVest Partners, floating interest rate of SOFR + 5%, due November 2028	45,900	44,984
Debt issuance costs	(2,027)	(2,167)
Long-term debt, gross	$62,930	$62,426
Current maturities of long-term debt	(2,585)	(2,543)
Long-term debt, net of current maturities	$60,345	$59,883

Future maturities of total debt as of March 31, 2025 are as follows (in thousands):

March 31, 2025
Remainder of 2025	$1,962
2026	2,708
2027	12,028
2028	46,585
2029	421
Thereafter	1,253
Total	$64,957

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of March 31, 2025, the Company was in compliance with all covenants in the loan agreements.

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

As of March 31, 2025, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	March 31, 2025	December 31, 2024
Convertible Note Purchase Agreement	$6,279	$7,347
Total	$6,279	$7,347

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of March 31, 2025 and December 31, 2024, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2025 and December 31, 2024. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net, within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	March 31, 2025	December 31, 2024
SAFE-T	$6	$13
Total	$6	$13
Less: SAFE notes at fair value, current	(6)	(13)
SAFE notes at fair value, long term	$—	$—

Note 8. Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security

Share Purchase Agreement

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM Global Yield LLC SCS (“GEM”) and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a SPAC, IPO, or direct listing. On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM from $200 million to $400.0 million (the “Aggregate Limit”) and amend the commitment fee required under the SPA from $4 million to 571,429 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. On September 29, 2023, the Company received its first advance under the SPA in the amount of $4.5 million, on a total request of $7.5 million, with the remaining $3.0 million being received on October 3, 2023. Concurrent with the receipt of funds, the Company issued 571,429 shares of its common stock to GEM in full satisfaction of the commitment fee. Following an advance, the number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a 15 day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional draws under the SPA.

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

As a result of this activity, the fair value of the GEM liability was $0 and $0 million as of March 31, 2025 and December 31, 2024, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

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

GEM Mandatory Convertible Security

On March 1, 2024, the Company entered into a mandatory convertible security purchase agreement (the “MCSPA”) with GEM. Pursuant to the MCSPA, the Company has agreed to issue and sell to GEM, and GEM has agreed to purchase from the Company, a mandatory convertible security with a par amount of up to $35,200,000 (the “Mandatory Convertible Security”), which shall be convertible into a maximum of 1,142,857 shares of the Company’s common stock, par value $0.0001 per share, subject to adjustment as described in the MCSPA.

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

The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 9, Fair Value Measurements). For the three months ended March 31, 2025, the Company recorded a change in fair value of $3.9 million related to the Mandatory Convertible Security, resulting in a liability of $19.3 million as of March 31, 2025, which was included as part of other long-term liabilities within the Condensed Consolidated Balance Sheets. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

	March 31, 2025	December 31, 2024
Par amount	38,615	38,615
Probability of default	—%	—%
Expected volatility	153.2%	155.7%
Discount rate	3.9%	4.3%
Share price	$2.67	$5.39

Note 9. Fair Value Measurements

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$6,279	$—
SAFE notes at fair value	—	—	6	—
LamVen Note	—	—	50,000	—
Mandatory Convertible Security	—	—	19,323	—
Total financial liabilities	$—	$—	$75,608	$—

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,347	$—
SAFE notes at fair value	—	—	13	—
LamVen Note	—	—	50,000	—
Mandatorily Convertible Security	—	—	—	—
Total financial liabilities	$—	$—	$57,360	$—

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	LamVen Note	Mandatorily Convertible Security
Balance at December 31, 2024	$7,347	$13	$50,000	$23,221
Change in fair value	(1,068)	(7)	(423)	(3,898)
Discount Amortization	—	—	423	—
Balance at March 31, 2025	$6,279	$6	$50,000	$19,323

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$64,957	$64,821	$64,593	$64,707

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 10. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an Initial Term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an Enterprise Term from July 1, 2023 to May 7, 2028 with a cost of $39.0 million, for a total cost of $50.0 million. As of March 31, 2025 and December 31, 2024, the Company capitalized $3.4 million and $3.1 million, respectively, related to the software that Palantir has provided to the Company. During the three months ended March 31, 2025, the Company settled $0.9 million in outstanding payables to Palantir through the issuance of 244,011 shares of the Company's common stock. As of March 31, 2025, the Company had $26.5 million in remaining commitments under this agreement.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the three months ended March 31, 2025 the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. As of March 31, 2025, the Company has made deposits of $2.0 million under this agreement, with the Company being required to make an additional deposit of $8.0 million during 2025. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of March 31, 2025.

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

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of March 31, 2025 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of

$60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of March 31, 2025 and December 31, 2024.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were expected to have a material adverse effect on the Company as of March 31, 2025. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens upon the payment of such amounts. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $8.1 million and $7.7 million as of March 31, 2025 and December 31, 2024, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected on an administrative basis. The Company intends to resubmit a revised OIC once these administrative matters are resolved. Additionally, the Company will continue to explore all additional available options regarding settlement of its federal excise tax liability.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.7 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Scheduled	$17,783	$22,979
On-Demand	5,723	7,645
Total revenue	$23,506	$30,624

The revenue deferred and recognized for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred revenue, beginning of period	$17,399	$21,726
Revenue deferred	11,263	17,240
Revenue recognized	(12,059)	(17,736)
Deferred revenue, end of period	$16,603	$21,230

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12-24 months. For the three months ended March 31, 2025, $4.3 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2024.

Note 12. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2025 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	2,689,131	9.21	$1,353	$7.80
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(107,142)	—	—	2.59
Outstanding at March 31, 2025	2,581,989	8.98	1,667	8.02
Exercisable at March 31, 2025	848,987	8.57	—	11.72

As of March 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $1.7 million with a weighted-average remaining vesting period of approximately 1.41 years.

Warrants

A summary of warrant activity for the three months ended March 31, 2025 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,549,958	9.73	$12,296	$2.87
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2025	4,549,958	9.48	2,885	2.87
Exercisable at March 31, 2025	3,497,343	9.48	2,885	1.92

As of March 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.6 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.00 years.

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2025 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2024	316,663	$4.52
Granted	—	—
Vested/shares issued	(20,554)	7.80
Forfeited, cancelled, or expired	(5,970)	4.90
Unvested RSUs at March 31, 2025	290,139	$4.28

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the three months ended March 31, 2025 is set forth below:

	Number of RSPAs	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2024	36,907	$29.13
Granted	—	—
Vested	(6,082)	27.74
Forfeited	—	—
Unvested RSPAs at March 31, 2025	30,825	$29.13

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

As of March 31, 2025, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $0.9 million, which is expected to be recognized over a weighted average period of 1.16 years.

Performance-Based Restricted Stock Units

A summary of performance-based restricted stock units (“PRSU”) activity for the three months ended March 31, 2025 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2024	428,571	$14.74
Granted	—	—
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at March 31, 2025	428,571	$14.74

A summary of stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Stock Options	$501	$955
RSUs	380	742
RSPAs	169	178
PRSUs	757	768
Warrants	72	—
Management Incentive Bonus Plan	—	10,000
Total Stock Based Compensation	$1,879	$12,643

Note 13. Segment Reporting

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

In addition to consolidated financial metrics used in assessing the Air Mobility segment, the CODM also regularly reviews additional significant expense categories, which comprise cost of revenue, exclusive of depreciation and amortization within the Company’s Condensed Consolidated Statements of Operations. Such cost categories are determined to be those most relevant in providing flight services, and are aligned with cost designations measured by other carriers. All other financial statement metrics are reviewed and/or considered on a consolidated basis:

	Three Months Ended March 31,
	2025	2024
Revenue	$23,506	$30,624
Operating expenses:
Aircraft expenses	$17,789	$19,293
Pilot expenses	3,892	4,705
Other (1)	3,025	4,491
Cost of revenue, exclusive of depreciation and amortization	24,706	28,489
Technology and development	2,680	7,009
Sales and marketing	1,653	3,009
General and administrative	10,886	24,609
Depreciation and amortization	2,148	1,978
Total operating expenses	42,073	65,094
Operating loss	$(18,567)	$(34,470)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$5,396	$(515)
Interest expense	(3,895)	(1,671)
Gain (loss) on extinguishment of debt	39	-
Other income (expense)	(1,492)	(355)
Total other income (expense), net	$48	$(2,541)
Loss before income taxes	(18,519)	(37,011)
Income tax benefit	53	46
Net loss	$(18,466)	$(36,965)

(1)Other costs of revenue are comprised of personnel costs related to customer service operations, station expenses, reservation systems and passenger re-accommodation/ re-booking on other carriers.

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

Note 14. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2025 and 2024, was a benefit of $53 thousand and $46 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of March 31, 2025. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 15. Related Party Balances and Transactions

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

On June 15, 2023, the LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 7, Financing Arrangements).

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

In addition, on November 14, 2024, the outstanding principal and the interest of existing LamVen notes of $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024, and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share.

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the three months ended March 31, 2025, the Company recorded $423 thousand of interest expense related to the amortization of this discount.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Park Lane (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement. As a result of proceeds received from the April 1, 2025 Registered Direct Offering (see Note 18, Subsequent Events), the Company will be required to remit $750 thousand to Park Lane under this provision.

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

Other Transactions

As of March 31, 2025, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025.

JA Flight Services and BAJ Flight Services

As of March 31, 2025, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $138 thousand in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three months ended March 31, 2025. Accounts payable of $20 thousand owed to JAFS and BAJFS as of March 31, 2025, is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Schuman Aviation

As of March 31, 2025, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $279 thousand in combined lease and engine reserve expense attributable to Schuman for the three months ended March 31, 2025. As of March 31, 2025, the Company owed approximately $177 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

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

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC, an entity wholly-owned by David Anderman, a member of the Company’s Board of Directors, provides advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of common stock on December 16, 2024.

Note 16. Supplemental Cash Flows

Supplemental cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$2,263	$349
Supplemental schedule of non-cash investing and financing activities:
Common stock issued as payment for software license agreement	$947	$4,000
Capitalized interest on convertible notes	$—	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,160
Right-of-use obtained in exchange for new finance lease liabilities	$—	$95
Overhaul accrual in accrued expenses and other current liabilities	$—	$98
Purchases of property and equipment included in accounts payable	$716	$880

Note 17. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares. As outlined in “Reverse Stock Split” in Note 1, Description of Business, the effects of the seven-for-one reverse stock split for all shares of the Company’s common stock then issued and outstanding, have been applied to outstanding shares of common stock and rights to receive shares of common stock for all periods presented in calculating earnings per share and for presentation within the Condensed Consolidated Statement of Changes in Shareholders’ Deficit.

The following table sets forth the computation of net loss per common share (in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(18,466)	$(36,965)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	16,905,684	11,044,190
Net loss per share applicable to common shareholders, basic and diluted	$(1.09)	$(3.35)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Excluded securities:
Options to purchase common shares	2,581,989	486,362
Warrants to purchase common shares	4,549,958	—
Restricted stock units	719,398	554,002
Unvested RSPAs	30,825	54,320
Convertible notes (as converted to common shares)	18,917,877	190,476
Mandatory Convertible Security	9,387,409	—
Total common shares equivalents	36,187,456	1,285,160

Note 18. Subsequent Events

Registered Direct Offering

On March 31, 2025, the Company entered into a securities purchase agreement with an investor (the “Purchase Agreement”) relating to the offering and sale in a registered direct offering (the “Offering”) of an aggregate of 1,860,000 shares of the Company’s common stock, at an offering price of $2.50 per share, and pre-funded warrants to purchase up to 140,000 shares of common stock (the “Pre-Funded Warrants”), at an offering price of $2.4999 per share. The Offering closed on April 1, 2025 (the “Closing Date”) and the Company received gross proceeds of approximately $5 million before deducting placement agent fees and estimated offering expenses.

We also issued warrants (the “Placement Agent Warrants”) to purchase up to 100,000 shares of Common Stock to H.C. Wainwright & Co., LLC (the “Placement Agent”) in conjunction with the Offering. The Placement Agent Warrants have an exercise price equal to $3.125 per share and are exercisable for five years from the Closing Date.

The common stock, Pre-Funded Warrants and Placement Agent Warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-284845) initially filed with the Securities and Exchange Commission (the “Commission”) on February 11, 2025 and declared effective on March 26, 2025. A prospectus supplement relating to the Offering and the Placement Agent Warrants was filed with the Commission on April 1, 2025.

Pursuant to an engagement letter dated as of March 18, 2025, between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the Offering. The Company also agreed to pay the Placement Agent up to $50,000 of legal expenses and $15,950 for other expenses. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. In addition, until 45 days after the Closing Date, the Company has agreed not to offer, sell, contract to sell, hypothecate, pledge, otherwise dispose of, or enter into a transaction which might result in the disposition of any shares of Common Stock of the Company or securities convertible, exchangeable or exercisable into, shares of common stock of the Company. The Company agreed to indemnify the Placement Agent against certain liabilities relating to or arising out of the Placement Agent’s activities under the engagement letter and to contribute to payments that the Placement Agent may be required to make in respect of such liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2025.

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

Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of enabling the regional air mobility market to operate at scale and to enhance the user’s ability to make informed decisions based on multiple first and third party data sources as well as connected aircraft, and the Company expects these development expenses to continue to be incurred. Additionally, the Company is developing fully-electric and hybrid-electric powertrain technologies with its commercial partners to electrify existing fleets and as well as new aircraft of the same type. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and 2025 and believes perceived recessionary risks have impacted the operating results for 2024 and the first quarter of 2025. These factors may continue in the future. For example, perceived recessionary risks, as a result of tariff and trade uncertainty or otherwise, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during 2024 and through the first quarter of 2025 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

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

	Three Months Ended March 31,		Change
	2025	2024	Increase/ Decrease	%
Scheduled Flight Hours(1)	13,090	16,817	(3,727)	(22)%
On-Demand Flights(2)	620	906	(286)	(32)%
Scheduled Passengers(3)	66,638	87,723	(21,085)	(24)%
Headcount(4)	654	815	(161)	(20)%
Scheduled Departures(5)	13,717	16,529	(2,812)	(17)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three months ended March 31,		Change
	2025	2024	$	%
Revenue	$23,506	$30,624	$(7,118)	(23)%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	24,706	28,489	(3,783)	(13)%
Technology and development	2,680	7,009	(4,329)	(62)%
Sales and marketing	1,653	3,009	(1,356)	(45)%
General and administrative	10,886	24,609	(13,723)	(56)%
Depreciation and amortization	2,148	1,978	170	9%
Total operating expenses	42,073	65,094	(23,021)	(35)%
Operating loss	(18,567)	(34,470)	15,903	(46)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	5,396	(515)	5,911	(1,148)%
Interest expense	(3,895)	(1,671)	(2,224)	(133)%
Gain on extinguishment of debt	39	—	39	—%
Other expense	(1,492)	(355)	(1,137)	(320)%
Total other income (expense), net	48	(2,541)	2,589	(102)%
Loss before income taxes	(18,519)	(37,011)	18,492	(50)%
Income tax benefit	53	46	7	15%
Net loss	$(18,466)	$(36,965)	$18,499	(50)%

Revenue

Revenue decreased by $7.1 million, or 23%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For The Three Months Ended March 31,		Change
	2025	2024	$	%
Scheduled	$17,783	$22,979	$(5,196)	(23)%
On-Demand	5,723	7,645	(1,922)	(25)%
Total revenue	$23,506	$30,624	$(7,118)	(23)%

Scheduled revenue decreased $5.2 million, or 23%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, addressing deferred interior and exterior maintenance items that impacted aircraft availability, and a full decrease in membership subscription revenue due to termination of scheduled membership routes.

On-Demand revenue decreased $1.9 million, or 25%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in on-demand revenue was related to exiting several on-demand products to focus on profitability rather than near-term market penetration.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue decreased by $3.8 million, or 13%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease of $2.6 million for the scheduled cost of revenue was primarily attributable to lower revenue due to the exiting of unprofitable routes and addressing deferred interior and exterior maintenance items that impacted aircraft availability.

The decrease of $1.2 million for the on-demand cost of revenue was primarily attributable to exiting several on-demand products to focus on profitability.

Technology and Development

Technology and development expenses decreased by $4.3 million, or 62%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was driven primarily by a decrease in accruals pertaining to the Textron data license of $3.1 million following the completion of the initial license stage, and additional decreases in labor and labor related expenses for the technology team of $1.3 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $1.4 million, or 45%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease of $1.2 million in employee compensation and commission expenses, due to a reduced headcount.

General and Administrative

General and administrative expenses decreased by $13.7 million, or 56%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in general and administrative expense was driven primarily by a $10.8 million reduction in stock-based compensation expense, primarily due to a $10.0 million reduction in expenses related to the Management Incentive Plan. Additional reductions of $2.2 million in professional service fees and $0.4 million in salary and compensation expense was the result of transaction and headcount reductions.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.2 million, or 9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was primarily due overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2024.

Other Income/(Expense)

Other expense, net decreased by $2.6 million, or 102%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily attributable to a $5.5 million decrease in losses from changes in fair value of financial instruments, primarily due to changes in price of the Company’s common stock, off set by a $1.8 million increase in interest expense due overall higher borrowings under the Comvest Credit Agreement and LamVen Note, and a $1.1 million increase in other loss, primarily due to $0.7 million in losses on disposal of fixed assets.

Net Loss

The decrease in net loss of $18.5 million, or 50%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily attributable to a decrease in operating expenses of $23.0 million and a decrease in other expense of $2.6 million. These decreases in expenses were offset by a decrease in revenue of $7.1 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(15,804)	$(12,810)	$(2,994)	(23)%
Investing activities	782	(743)	1,525	(205)%
Financing activities	542	13,113	(12,571)	(96)%
Net change in cash and cash equivalents	$(14,480)	$(440)	$(14,040)	(3,191)%

Cash Flow from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $15.8 million, driven by a net loss of $18.5 million. These operating outflows were partially offset by depreciation and amortization expense of $2.1 million and losses on disposals of fixed assets of $0.7 million.

For the three months ended March 31, 2024, net cash used in operating activities was $12.8 million, driven by a net loss of $36.9 million. These operating outflows were partially offset by non-cash stock-based compensation expenses of $12.6 million, increases in accounts payable and accrued expenses of $8.3 million, and depreciation and amortization expense of $2.0 million.

Net cash used in operating activities increased period over period by $3.0 million, driven by decreases in stock based compensation expenses of $10.8 million, decreases in losses of changes in fair value of $5.9 million decrease in change in fair value of financial instruments and a $1.1 million decrease in operating cash flows from related parties. These were offset by a $18.5 million reduction in net loss.

Cash Flow from Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $0.8 million, an increase of $1.5 million compared to the three months ended March 31, 2024, driven by an increase in proceeds from the sale of fixed assets of $2.7 million, which was offset by a $1.2 million increase in purchases of property and equipment and software development costs during the three months ended March 31, 2025.

Cash Flow from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $0.5 million due to proceeds from borrowings on long-term debt of $0.9 million and $0.3 million in collateralized financings, partially offset by $0.6 million in principal payments on long-term debt.

For the three months ended March 31, 2024, net cash provided by financing activities was $13.1 million from proceeds from borrowings due to related parties of $10.0 million, and proceeds from the GEM stock purchase agreement of $3.8 million, offset by $0.8 million due to payments on long-term debt.

Net cash provided by financing activities decreased period over period by $12.6 million, primarily driven by reductions in borrowings from related parties of $10.0 million and reductions in proceeds from the Share Purchase Agreement of $3.8 million. This was offset by a net increase of $1.2 million in borrowings and repayments on long-term debt and collateralized financings.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. On May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability including accrued penalties and interest of $8.1 million is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.7 million as of March 31, 2025. The Company received a net credit of $0.3 million as a result of the property tax audit, which concluded in June 2024. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s leased aircraft due to the late filing of the Company’s 2022 property tax return. As of March 31, 2025, the amount of property tax, interest and penalties accrued related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.1 million. The Company is in the process of remediating the late filing, inclusive of the completion of county audits, and payment of the property taxes due to Los Angeles County. As of March 31, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note

Purchase Agreement (as defined below). The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2025 (see Note 7, Financing Arrangements).

The airline industry and the Company’s operations are cyclical and highly competitive. The Company’s success is largely dependent on the ability to raise debt and equity capital, achieve a high level of aircraft and crew utilization, increase flight services and the number of passengers flown, and continue to profitably expand into regions throughout the United States.

The Company’s prospects and ongoing business activities are subject to the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets. Risks and uncertainties that could materially and adversely affect the Company’s business, results of operations or financial condition include, but are not limited to the ability to (i) raise additional capital (or financing) to fund operating losses, (ii) refinance its current outstanding debt, (iii) maintain efficient aircraft utilization, primarily through the optimized utilization of pilots and managing market shortages of maintenance personnel and critical aircraft components, (iv) sustain ongoing operations, (v)attract and maintain customers, (vi) integrate, manage and grow recent acquisitions and new business initiatives, (vii) obtain and maintain relevant regulatory approvals, and (viii) measure and manage risks inherent to the business model.

The Company has historically funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common share financing arrangements. During the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders, pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments. As of March 31, 2025, $1.4 million has been drawn under the delayed draw commitments. Additionally, during the year ended December 31, 2024, the Company received an additional $2.5 million in advances and $1.4 million in draws under the second amended and restated Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 8, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of March 31, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $298.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of March 31, 2025, GEM held 0% of the then fully-diluted shares of the Company. At March 31, 2025, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 104 thousand shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by November 2025. While not currently subject to de-listing, the Company’s inability to cure this listing requirement violation would impact its ability to raise capital through existing sources.

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

The Company’s capital expenditures during the three months ended March 31, 2025 were limited to payments made for aircraft parts, engines, immaterial purchases and internally developed software. The Company intends to to utilize the SPA or obtain alternative funding, the Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $0.3 billion. The Company has placed an order with TAI for 90 Cessna Grand Caravan aircraft with an option for an additional 26 Cessna Grand Caravan aircraft, with expected delivery taken over the next five years. As of March 31, 2025, the Company has made deposits of $2.0 million for aircraft that are scheduled to be delivered under this order with TAI. The Company may finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt and/or leasing facilities that it intends to obtain in the event sale-leaseback financing is not available through Jetstream Aviation Capital. See the section entitled “Risk Factors — Risks Related to SAM’s Financial Position and Capital Requirements — SAM has no operating history. Surf Air and Southern’s past financial results may not be a reliable indicator of SAM’s future success” included within the Company’s Form 10-K filed on March 21, 2025. The Company has engaged AeroTEC to develop hybrid-electric and fully electric STCs for the Cessna Grand Caravan in partnership with TAI.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgments made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Except as indicated below, there has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to material weaknesses in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

As of March 31, 2025, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.

Remediation Plans to Address Material Weaknesses

As of the date of this Quarterly Report, we have executed on the following remediation actions:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Except as set out in Item 1 “Financial Statements - Note 10 - Commitments and Contingencies - Legal Contingencies,” we are not currently party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Except for the risk factor below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.

Since January 2025, the United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory tariff announcements and trade actions. Certain of the tariffs have been and may be delayed, but others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through presidential action, bilateral negotiations, judicial orders or congressional action, and tariffs announced or imposed by other countries can be affected by similar developments. These and future changes in tariffs and trade policies by the United States or China, or trade actions by or directed toward other countries, such as Mexico or Canada, or retaliatory trade measures in response, may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, any or all of which could adversely impact our business, financial condition, and results of operations, perhaps materially or in ways that we cannot predict. For example, we plan to outsource the majority of the production, assembly and installation of our fully-electric and hybrid-electric solutions, and international trade disputes and tariffs may increase costs of production and/or otherwise disrupt production, supply, or transit of products to their final destination. In addition, macroeconomic uncertainty tends to make consumers and businesses hesitant about discretionary purchases, which could result in reduced customer demand for air transportation, including our air mobility services, or could shift demand from our air mobility services to other methods of air or ground transportation for which we do not offer a competing service.

We are actively monitoring and evaluating these developments and the potential impacts of trade policy and tariffs on our business and results of operations. If tariffs continue to be maintained at current levels, and/or the U.S. government or foreign governments impose further retaliatory tariffs or other trade restrictive measures in response, we expect that such actions could negatively impact our revenue growth and margins in future periods through increased costs, decreased demand and other adverse economic impacts. The net effect of these actions on our business will depend on our ability to successfully mitigate and offset their impact, which efforts may not be effective. If we are unable to mitigate these risks through supply chain adjustments or other measures, our business could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025, there have been no unregistered sales of equity securities during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed as exhibits to this Report:

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024).
3.3	Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1 2025).
10.2	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2025).
10.3*	Form of Placement Agent Warrant (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Surf Air Mobility Inc. (Registrant)

Date: May 13, 2025	/s/ Deanna White
Deanna White Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: May 13, 2025	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)