Form 10-Q
period 2025-06-30
SURF AIR MOBILITY INC.
filed 2025-08-12
CIK 1936224

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 42,826,070 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, the potential success of the Company’s marketing and expansion strategies and the Company’s ability to continue as a going concern. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$22,571	$21,107
Accounts receivable, net	5,308	4,257
Prepaid expenses and other current assets	10,836	8,511
Total current assets	38,715	33,875
Restricted cash	4,978	568
Property and equipment, net	42,003	42,213
Intangible assets, net	21,543	23,118
Operating lease right-of-use assets	14,983	17,046
Finance lease right-of-use assets	957	1,115
Other assets	5,804	6,123
Total assets	$128,983	$124,058
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$19,466	$17,976
Accrued expenses and other current liabilities	49,590	45,496
Deferred revenue	17,853	17,393
Current maturities of long-term debt	2,610	2,543
Operating lease liabilities, current	3,809	4,120
Finance lease liabilities, current	263	265
SAFE notes at fair value, current	9	13
Due to related parties, current	3,476	1,804
Total current liabilities	97,076	89,610
Long-term debt, net of current maturities	60,695	59,883
Convertible notes at fair value, non-current	5,879	7,347
Operating lease liabilities, long term	10,524	11,540
Finance lease liabilities, long term	813	948
Due to related parties, long term	50,046	50,457
Other long-term liabilities	19,433	24,270
Total liabilities	$244,466	$244,055
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; 36,561,659 shares issued and outstanding as of June 30, 2025 and 16,933,692 shares issued and outstanding as of December 31, 2024	$4	$2
Additional paid-in capital	608,420	557,444
Accumulated deficit	(723,907)	(677,443)
Total shareholders’ deficit	$(115,483)	$(119,997)
Total liabilities and shareholders’ deficit	$128,983	$124,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$27,431	$32,366	$50,937	$62,990
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	24,058	27,729	48,764	56,218
Technology and development	2,734	5,658	5,414	12,667
Sales and marketing	1,501	2,578	3,154	5,587
General and administrative	12,628	19,596	23,514	44,205
Depreciation and amortization	2,441	2,062	4,589	4,040
Total operating expenses	43,362	57,623	85,435	122,717
Operating loss	$(15,931)	$(25,257)	$(34,498)	$(59,727)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(7,753)	$(154)	$(2,357)	$(669)
Interest expense	(3,766)	(1,911)	(7,661)	(3,582)
Gain on extinguishment of debt	—	—	39	—
Other income (expense)	(612)	304	(2,104)	(51)
Total other income (expense), net	$(12,131)	$(1,761)	$(12,083)	$(4,302)
Loss before income taxes	(28,062)	(27,018)	(46,581)	(64,029)
Income tax benefit	64	35	117	81
Net loss	$(27,998)	$(26,983)	$(46,464)	$(63,948)
Net loss per share applicable to common stockholders, basic and diluted	$(1.34)	$(2.31)	$(2.46)	$(5.62)
Weighted-average number of shares of common stock used in net loss per share applicable to common stockholders, basic and diluted	20,902,901	11,698,708	18,925,445	11,371,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share data)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at March 31, 2025	17,198,257	$2	$560,270	$(695,909)	$(135,637)
Issuance of common stock related to restricted shares	572,060	—	—	—	—
Issuance of common stock related to performance-based restricted shares	360,000	—	—	—	—
Issuance of common stock in private placements	816,326	—	2,000	—	2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	3,750,000	1	10,743	—	10,744
Issuance of common stock in settlement of vendor payables	24,457	—	60	—	60
Issuance of common stock under software license agreement	1,040,557	—	2,152	—	2,152
Stock-based compensation expense	—	—	3,810	—	3,810
Net loss	—	—	—	(27,998)	(27,998)
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at March 31, 2024	11,702,455	$1	$533,198	$(639,500)	$(106,301)
Issuance of common stock related to restricted shares	16,548	—	—	—	—
Issuance of common stock related to stock option exercises	278	—	1	—	1
Issuance of common stock under software license agreement	693,818	—	2,000	—	2,000
Issuance of common stock under marketing agreement	19,676	—	137	—	137
Issuance of common stock under Share Purchase Agreement	—	—	—	—	—
Stock-based compensation expense	—	—	3,056	—	3,056
Net loss	—	—	—	(26,983)	(26,983)
Balance at June 30, 2024	12,432,775	$1	$538,392	$(666,483)	$(128,090)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2024	16,933,692	$2	$557,444	$(677,443)	$(119,997)
Issuance of common stock related to restricted shares	592,614	—	—	—	—
Issuance of common stock related to performance-based restricted shares	360,000	—	—	—	—
Issuance of common stock in private placements	816,326	—	2,000	—	2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	3,750,000	1	10,743	—	10,744
Issuance of common stock in settlement of vendor payables	24,457	—	60	—	60
Issuance of common stock under software license agreement	1,284,568	—	3,099	—	3,099
Stock-based compensation expense	—	—	5,689	—	5,689
Net loss	—	—	—	(46,464)	(46,464)
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2023	10,878,634	$1	$525,049	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares	60,984	—	—	—	—
Issuance of common stock related to stock option exercises	278	—	1	—	1
Issuance of common stock under software license agreement	1,272,686	—	6,000	—	6,000
Issuance of common stock under marketing agreement	26,144	—	187	—	187
Issuance of common stock under Share Purchase Agreement	194,049	—	1,456	—	1,456
Stock-based compensation expense	—	—	5,699	—	5,699
Net loss	—	—	—	(63,948)	(63,948)
Balance at June 30, 2024	12,432,775	$1	$538,392	$(666,483)	$(128,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,464)	$(63,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,589	4,040
Loss (gain) on sale of fixed asset	818	(187)
Non-cash operating lease expense	2,765	2,762
Gain on extinguishment of debt	(39)	—
Stock-based compensation expense	5,689	19,995
Changes in fair value of financial instruments carried at fair value, net	2,357	669
Amortization of debt discounts and debt issuance costs	1,210	92
Deferred income taxes	(117)	(81)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,051)	478
Prepaid expenses and other current assets	(2,325)	703
Other assets	319	396
Accounts payable	2,745	11,980
Due to a related party	—	2,598
Accrued expenses and other current liabilities	5,455	6,350
Deferred revenue	460	(1,552)
Operating lease liabilities	(2,849)	(2,714)
Other liabilities	(9)	(13)
Cash flows used in operating activities	$(26,447)	$(18,432)
Cash flows from investing activities:
Purchase of property and equipment	(2,483)	(1,420)
Proceeds from the sale of assets	2,681	—
Internal-use software development costs	(1,222)	(1,201)
Net cash used in investing activities	$(1,024)	$(2,621)
Cash flows from financing activities:
Borrowings on long-term debt	1,833	—
Principal payments on long-term debt	(1,318)	(1,547)
Proceeds from advances under Share Purchase Agreement	10,744	3,811
Principal payments on Mandatory Convertible Security	(9,503)	—
Proceeds from the issuance of common stock, net of transaction expenses	31,386	—
Proceeds from collateralized borrowings, net of repayment	340	(964)
Proceeds from borrowings from related parties	—	19,508
Proceeds from exercise of stock options	—	1
Payment of finance lease obligations	(137)	(113)
Net cash provided by financing activities	$33,345	$20,696
Increase (decrease) in cash, cash equivalents and restricted cash	5,874	(357)
Cash, cash equivalents and restricted cash at beginning of period	21,675	2,431
Cash, cash equivalents and restricted cash at end of period	$27,549	$2,074

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

Surf Air Global Limited (“Surf Air”) is a British Virgin Islands holding company and was formed on August 15, 2016. Surf Air is a technology-enabled regional air travel network, offering on-demand charter flights. Its customers consist of regional business and leisure travelers. Headquartered in Hawthorne, California, Surf Air commenced flight operations in June 2013.

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

At the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 2:1 to 5:1 inclusive. The Company’s Board of Directors, in its sole discretion, has the authority to decide, at any time prior to December 31, 2025, whether to implement the reverse stock split.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default on these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $8.8 million included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.8 million as of June 30, 2025. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of June 30, 2025, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing, inclusive of the completion of county audits, and payment of the property taxes due to Los Angeles County. As of June 30, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, which matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2025 and December 31, 2024.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the second amended and restated Share Purchase Agreement (the “Share Purchase Agreement” with GEM Global Yield LLC SCS (“GEM”)) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the six months ended June 30, 2025, the Company received net proceeds of $31.4 million through the issuance and sale of 13,616,328 shares of its common stock (or pre-funded warrants in lieu thereof). Additionally, during the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Comvest Credit Agreement”), pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments (the “Credit Agreement”). As of June 30, 2025, $2.3 million has been drawn under the delayed draw commitments. Additionally, during the six months ended June 30, 2025, the Company received $10.7 million through draws under the Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the Securities and Exchange Commission (“SEC”), registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (as defined below, see Note 8, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of June 30, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $287.9 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of June 30, 2025, GEM held 0% of the then fully-diluted shares of the Company. At June 30, 2025, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 3.6 million shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by November 2025. While the Company is currently above the market capitalization threshold, and is not currently subject to de-listing, it has not yet met the threshold for the time period required to cure the deficiency. The Company’s inability to cure this listing requirement violation would impact its ability to raise capital through existing sources.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes, as included in the Company’s Form 10-K filed on March 21, 2025. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2024.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of June 30, 2025 and December 31, 2024 the Company had restricted cash of $5.0 million and $0.6 million, respectively, consisting of contractually restricted amounts under the Park Lane Reimbursement Agreement (see Note 16. Related Party Balances and Transactions) and collateral related to a corporate credit card. The Company has classified the restricted cash as long term, which represents the expected duration of the restrictions.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. Department of Transportation (“DOT”) in relation to certain air routes served by the Company under the Essential Air Service or EAS program, amounts due from airline, non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of June 30, 2025, and December 31, 2024. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Mandatory Convertible Security

The Company’s Mandatory Convertible Security with GEM, entered into as of August 7, 2024, is a financial instrument whereby GEM is able to convert portions of the par amount, either before or at maturity, into shares of common stock of the Company (the “Mandatory Convertible Security”). Due to certain provisions included in the Mandatory Convertible Security, including potential settlement of the outstanding par amount in a variable number of shares of the Company’s common stock, it has been classified as a liability as of December 31, 2024 and June 30, 2025 (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security).

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid marketing	$2,381	$2,434
Engine reserves	2,297	1,667
Prepaid software	2,019	2,177
Employee retention credit	1,695	—
Vendor operator prepayments	906	744
Prepaid insurance	495	766
Prepaid fuel	31	39
Other	1,012	684
Total prepaid expenses and other current assets	$10,836	$8,511

Note 4. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Aircraft, equipment and rotable spares	$40,181	$40,290
Equipment purchase deposits	2,000	2,000
Leasehold improvements	2,932	2,301
Office, vehicles and ground equipment	1,230	1,158
Internal-use software	3,952	2,729
Property and equipment, gross	50,295	48,478
Accumulated depreciation	(8,292)	(6,265)
Property and equipment, net	$42,003	$42,213

The Company recorded depreciation expense of $1.6 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $2.9 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three and six months ended June 30, 2025 the Company recorded losses of $0.1 million and $0.8 million, respectively, on the sale of property and equipment, and for the three and six months ended June 30, 2024, any gain or loss on disposal of property and equipment was not material.

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(15,914)	(14,339)
Intangible assets, net	$21,543	$23,118

The Company recorded amortization expense of $0.7 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense of $1.6 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of June 30, 2025 is as follows (in thousands):

Amount
Remainder of 2025	$1,476
2026	2,915
2027	2,764
2028	2,577
2029	2,577
Thereafter	9,234
Total	$21,543

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Software license fee payable	$11,061	$9,953
Accrued professional services	10,313	10,431
Excise and franchise taxes payable	8,863	7,729
Accrued compensation and benefits	6,097	5,940
Collateralized borrowings	6,064	5,842
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	2,567	427
Interest and commitment fee payable	140	114
Other accrued liabilities	3,171	3,746
Total accrued expenses and other current liabilities	$49,590	$45,496

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that currently allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, LLC, a subsidiary of Southern. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended June 30, 2025, the Company borrowed a total of $10.5 million under this financing facility, of which $7.4 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended June 30, 2025 amounted to $118 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2025, the Company borrowed a total of $19.0 million under this financing facility, of which $16.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the six months ended June 30, 2025 amounted to $240 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2025, and December 31, 2024, the outstanding amount due under this facility amounted to $3.1 million and $2.8 million, respectively. As of June 30, 2025, and December 31, 2024, the Company was in compliance with all covenants.

In addition, during the year ended December 31, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program. As of December 31, 2024 and June 30, 2025, the Company has recorded $3.0 million within Collateralized borrowings. Such amounts are collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern. During the three months ended June 30, 2025, the Company recognized $1.7 million in receivables relating to the IRS’ Employee Retention Credit Program, which were received and settled against the advanced borrowing in July 2025.

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

Note 7. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Note payable to bank, fixed interest rate of 4.65%, due November 2025	$4	$8
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	89	120
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	13,298	14,022
Note payable to Skywest, fixed interest rates of 4%, due April 2028	2,154	2,497
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,830	2,962
Comvest Credit Agreement, floating interest rate of SOFR + 5%, due November 2028	46,817	44,984
Debt issuance costs	(1,887)	(2,167)
Long-term debt, gross	$63,305	$62,426
Current maturities of long-term debt	(2,610)	(2,543)
Long-term debt, net of current maturities	$60,695	$59,883

Future maturities of total debt as of June 30, 2025 are as follows (in thousands):

June 30, 2025
Remainder of 2025	$1,279
2026	2,708
2027	12,028
2028	47,502
2029	421
Thereafter	1,254
Total	$65,192

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of June 30, 2025, the Company was in compliance with all covenants in the loan agreements.

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

On June 21, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with Partners for Growth V.L.P. (“PFG”) for a senior unsecured convertible promissory note for an aggregate principal amount of $8.0 million. The note bears interest at a rate of 9.75% and matures on December 31, 2024. All unpaid principal and interest balances may be converted into shares of the Company’s common stock, at the option of the holder, at a price equal to 120% of the initial listing price of the Company’s common stock.

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

PFG has the right to convert, at its option, the amounts outstanding under the Convertible Note Purchase Agreement into common stock of the Company, at a conversion price of $42.00 per share.

The obligations under the Convertible Note Purchase Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

As of June 30, 2025, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	June 30, 2025	December 31, 2024
Convertible Note Purchase Agreement	$5,879	$7,347
Total	$5,879	$7,347

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of June 30, 2025 and December 31, 2024, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2025 and December 31, 2024. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net, within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	June 30, 2025	December 31, 2024
SAFE-T	$9	$13
Total	$9	$13
Less: SAFE notes at fair value, current	(9)	(13)
SAFE notes at fair value, long term	$—	$—

Note 8. Share Purchase Agreement and GEM Mandatory Convertible Security

Share Purchase Agreement

During 2020, the Company entered into a Share Purchase Agreement (“SPA”) with GEM and an entity affiliated with GEM to provide incremental financing in the event the Company completed a business combination transaction with a SPAC, IPO, or direct listing. On May 17, 2022, February 8, 2023, and September 18, 2023, the SPA was amended to increase the maximum aggregate shares of the Company’s common stock that may be required to be purchased by GEM from $200.0 million to $400.0 million (the “Aggregate Limit”) and amend the commitment fee required under the SPA from $4.0 million to 571,429 shares of the Company’s common stock. Pursuant to the amended and restated SPA, and subject to the satisfaction of certain conditions, the Company will have the right from time to time at its option to direct GEM to purchase up to the Aggregate Limit of shares of the Company’s common stock over the term of the amended and restated SPA. Upon its public listing, the Company may request GEM to provide advances under the SPA in an aggregate amount of up to $100.0 million, provided that individual advances are not to exceed $25.0 million each, with the first advance not to exceed $7.5 million. Each advance will reduce the amount that the Company can request for future purchases under the SPA. Following an advance, the number of shares to be transferred to GEM will be based on an average of the volume-weighted average trading price of the Company’s common stock over a period of fifteen trading days following the receipt of an advance, subject to a 15 day extension in certain circumstances. This average price will be subject to a contractual discount of 10%. Additionally, contractual provisions within the SPA provide that in no event may GEM receive a share issuance, from a draw under the SPA, that would raise their share ownership percentage above 10% of the Company. This provision may impact the Company’s ability to request additional draws under the SPA.

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

During the three months ended June 30, 2025, the Company received total proceeds of $10.7 million through completed draws under the SPA, resulting in the issuance of 3,750,000 shares of the Company’s common stock. As of June 30, 2025, the Company had $287.9 million in remaining availability for draws under the SPA.

As there were no unsettled draws or advances as of the end of both periods, the fair value of the liability related to the SPA was $0 and $0 as of June 30, 2025 and December 31, 2024, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

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

The Company issued the Mandatory Convertible Security on August 7, 2024. The Mandatory Convertible Security will mature on August 7, 2029 (the “Maturity Date”), unless earlier converted or redeemed pursuant to the terms set forth in the Mandatory Convertible Security. As partial consideration for GEM’s purchase of the Mandatory Convertible Security, GEM delivered to the Company 900,000 shares of the Company’s common stock. In addition, the Company’s ability to take both regular drawdowns of up to

$300.0 million and advance drawdowns of up to $100.0 million pursuant to the Company’s share subscription facility with GEM, which provides the Company with the option from time to time to direct GEM to purchase a specified number of shares of the Company’s common stock for an aggregate purchase price of up to $400.0 million, was restored to full capacity. The respective formulas that the Company and GEM used to determine the par amount of the Mandatory Convertible Security and the consideration for GEM’s purchase of the Mandatory Convertible Security are each set forth in the MCSPA.

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

The Company may, at its option, redeem the Mandatory Convertible Security, in whole or in part, in cash at a price equal to 115% of the outstanding par amount to be redeemed. During the three months ended June 30, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $9.5 million. The outstanding principal balance of the Mandatory Convertible Security at June 30, 2025 and December 31, 2024 was $29.1 million and $38.6 million, respectively.

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

The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 9, Fair Value Measurements). For the three and six months ended June 30, 2025, the Company recorded losses on the change in fair value of financial instruments carried at fair value of $8.6 million and $4.7 million, respectively, related to the Mandatory Convertible Security, resulting in a liability of $18.4 million as of June 30, 2025, which was included as part of other long-term liabilities within the Condensed Consolidated Balance Sheets. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

	June 30, 2025	December 31, 2024
Par amount	29,112	38,615
Expected volatility	157.1%	155.7%
Discount rate	3.7%	4.3%
Share price	$3.69	$5.39

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$5,879	$—
SAFE notes at fair value	—	—	9	—
LamVen Note	—	—	50,000	—
Mandatory Convertible Security	—	—	18,393	—
Total financial liabilities	$—	$—	$74,281	$—

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,347	$—
SAFE notes at fair value	—	—	13	—
LamVen Note	—	—	50,000	—
Mandatory Convertible Security	—	—	23,221	—
Total financial liabilities	$—	$—	$80,581	$—

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	LamVen Note	Mandatory Convertible Security
Balance at December 31, 2024	$7,347	$13	$50,000	$23,221
Change in fair value	(1,468)	(4)	—	4,675
Payments	—	—	—	(9,503)
Balance at June 30, 2025	$5,879	$9	$50,000	$18,393

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$65,192	$65,866	$64,593	$64,707

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 10. Commitments and Contingencies

Software License Agreements

On May 18, 2021, the Company executed two agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for the term of seven years commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an initial term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an enterprise term from July 1, 2023 to June 30, 2030 with a cost of $27.5 million, for a total cost of $38.5 million. As of June 30, 2025 and December 31, 2024, the Company capitalized $3.3 million and $3.1 million, respectively, related to the software that Palantir has provided to the Company. During the six months ended June 30, 2025, the Company settled $3.1 million in outstanding payables to Palantir through the issuance of 1,284,568 shares of the Company's common stock. As of June 30, 2025, the Company had $24.3 million in remaining commitments under these agreements.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STC”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million are due in 2025. The remaining $35.0 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the Company continues to actively pursue.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. As of June 30, 2025, the Company has made deposits of $2.0 million under this agreement, with the Company being required to make an additional deposit of $8.0 million during 2025. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of June 30, 2025.

Palantir Joint Venture

On August 9, 2024, the Company entered into a joint venture agreement (the “JV Agreement”) with Palantir. Pursuant to the JV Agreement, the Company established Surf Air Technologies Inc. (“Surf Air Technologies”), a subsidiary of the Company, in order to develop, market, sell, maintain, and support an artificial intelligence-powered software platform for the advanced air mobility industry, to provide operators of all types of aircraft, amongst other software products and solutions, with systems for the management of planes, airline operations, and customer facing applications (the “Software Platform”).

The closing of the JV Agreement was anticipated to occur no later than June 30, 2025. In lieu of the consummation of the JV Agreement, the Company and Palantir modified the enterprise term of the existing software license agreement during July 2025, as an expansion and refinement of the overall relationship between the companies (Note 19. Subsequent Events).

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance sufficiently covers liabilities that may arise from the acts of its officers and directors and as of June 30, 2025 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of June 30, 2025 and December 31, 2024.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were expected to have a material adverse effect on the Company as of June 30, 2025. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens upon the payment of such amounts. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $8.7 million and $7.7 million as of June 30, 2025 and December 31, 2024, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected on an administrative basis. The Company intends to resubmit a revised OIC once these administrative matters are resolved. Additionally, the Company will continue to explore all additional available options regarding settlement of its federal excise tax liability.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $1.8 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Scheduled	$21,405	$24,242	$39,189	$47,223
On-Demand	6,026	8,124	11,748	15,767
Total revenue	$27,431	$32,366	$50,937	$62,990

The revenue deferred and recognized for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$16,519	$21,230	$17,482	$21,726
Revenue deferred	15,351	17,972	$26,613	$35,211
Revenue recognized	(14,017)	(19,026)	$(26,242)	$(36,761)
Deferred revenue, end of period	$17,853	$20,176	$17,853	$20,176

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 to 24 months. For the six months ended June 30, 2025, $6.9 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2024.

Note 12. Shareholders’ Deficit

Registered Direct Offerings

On March 31, 2025, the Company entered into a securities purchase agreement with an investor relating to the offering and sale in a registered direct offering of an aggregate of 1,860,000 shares of the Company’s common stock, at an offering price of $2.50, and pre-funded warrants to purchase up to 140,000 shares of the Company’s common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on April 1, 2025.

On June 25, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a registered direct offering of an aggregate of 10,800,002 shares of the Company’s common stock, at an offering price of $2.50, including pre-funded warrants to purchase up to 926,668 shares of common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on June 26, 2025.

As part of these offerings, the Company issued warrants to purchase up to 640,000 shares of the Company’s common stock to an advisor who assisted with the offerings. These warrants have an exercise price equal to $3.125 per share and are exercisable for five years from the commencement of sales in the offerings.

The Company received gross proceeds from these offerings of $32 million, which resulted in approximately $29.4 million of net proceeds after deducting placement agent fees and direct offering expenses totaling $2.6 million. These proceeds have been allocated between the common stock and warrants issued as part of the offerings, both of which are included as part of shareholders’ deficit in the consolidated financial statements.

Private Placements

During the three months ended June 30, 2025, the Company sold 816,326 shares of the Company’s common stock in private placements for proceeds of $2.0 million. Such sales were effected at a purchase price of $2.45 per share, which was the minimum price, under New York Stock Exchange regulations, as of May 22, 2025.

Note 13. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2025 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	2,689,131	9.21	$1,353	$7.80
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(267,418)	—	—	3.44
Outstanding at June 30, 2025	2,421,713	8.71	293	8.25
Exercisable at June 30, 2025	1,483,356	8.57	163	9.36

As of June 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $1.2 million with a weighted-average remaining vesting period of approximately 1.42 years.

Warrants

A summary of warrant activity for the six months ended June 30, 2025 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,549,958	9.73	$12,296	$2.87
Granted	655,496	4.95	381	3.11
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2025	5,205,454	8.74	6,795	2.90
Exercisable at June 30, 2025	4,465,616	8.69	6,795	2.83

As of June 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.5 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.8 years.

Restricted Stock Units

During the six months ended June 30, 2025, the Company issued 1,584,486 RSUs pursuant to the Company’s Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) to employees and non-employee consultants. The majority of the RSUs granted will vest upon the satisfaction of a service period of four years, with 25% vesting annually on each anniversary of the respective grant dates. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of RSU activity for the six months ended June 30, 2025 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2024	316,663	$4.52
Granted	1,584,486	2.74
Vested/shares issued	(592,614)	3.88
Forfeited, cancelled, or expired	(31,120)	1.93
Unvested RSUs at June 30, 2025	1,277,415	$2.64

As of June 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $3.2 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 3.0 years.

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the six months ended June 30, 2025 is set forth below:

	Number of RSPAs	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2024	36,907	$29.13
Granted	—	—
Vested	(11,862)	29.13
Forfeited	—	—
Unvested RSPAs at June 30, 2025	25,045	$29.13

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

As of June 30, 2025, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $0.7 million, which is expected to be recognized over a weighted average period of 0.91 years.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2025, the Company issued 1,005,000 performance-based restricted stock units (“PRSU”) under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of PRSU activity for the six months ended June 30, 2025 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2024	428,571	$14.74
Granted	1,005,000	2.35
Shares issued	(360,000)	15.82
Forfeited, cancelled, or expired	(25,000)	2.36
PRSUs at June 30, 2025	1,048,571	$2.90

During the three months ended June 30, 2025 the Company accelerated the vesting of approximately 360,000 Founder PRSU awards. In connection with this share vesting, the Company recognized $653 thousand in additional stock-based compensation expense pertaining to the remaining grant date fair value of the awards.

A summary of stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	$463	$1,293	$964	$2,248
RSUs	1,617	680	1,997	1,422
RSPAs	169	171	338	349
PRSUs	1,454	766	2,211	1,534
Warrants	107	147	179	147
Management Incentive Bonus Plan	—	4,296	—	14,295
Total Stock Based Compensation	$3,810	$7,353	$5,689	$19,995

Note 14. Segment Reporting

The Company and its chief operating decision maker (“CODM”), which is the Company’s chief executive officer, organize and manage the Company on a consolidated basis, and, accordingly, the Company operates as a single operating and reportable segment, namely its Air Mobility segment.

The Air Mobility segment derives revenues from two categories of services:

Scheduled Air Service – revenue from operating scheduled commercial air service flights which are sold to the public primarily on a per seat basis, and through subsidized EAS revenue awards from the Department of Transportation.

On-Demand – revenue from on-demand flights created for customers on an ad-hoc, by request basis.

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

In addition to consolidated financial metrics used in assessing the Air Mobility segment, the CODM also regularly reviews additional significant expense categories, which comprise cost of revenue, exclusive of depreciation and amortization within the Company’s Condensed Consolidated Statements of Operations. Such cost categories are determined to be those most relevant in providing flight services, and are aligned with cost designations measured by other carriers. All other financial statement metrics are reviewed and/or considered on a consolidated basis as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$27,431	$32,366	$50,937	$62,990
Operating expenses:
Aircraft expenses	$18,000	$19,292	$35,789	$38,585
Pilot expenses	3,243	4,941	7,136	9,646
Other (1)	2,815	3,496	5,839	7,987
Cost of revenue, exclusive of depreciation and amortization	24,058	27,729	48,764	56,218
Technology and development	2,734	5,658	5,414	12,667
Sales and marketing	1,501	2,578	3,154	5,587
General and administrative	12,628	19,596	23,514	44,205
Depreciation and amortization	2,441	2,062	4,589	4,040
Total operating expenses	43,362	57,623	85,435	122,717
Operating loss	$(15,931)	$(25,257)	$(34,498)	$(59,727)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(7,753)	$(154)	$(2,357)	$(669)
Interest expense	(3,766)	(1,911)	(7,661)	(3,582)
Gain on extinguishment of debt	—	—	39	—
Other income (expense)	(612)	304	(2,104)	(51)
Total other income (expense), net	$(12,131)	$(1,761)	$(12,083)	$(4,302)
Loss before income taxes	(28,062)	(27,018)	(46,581)	(64,029)
Income tax benefit	64	35	117	81
Net loss	$(27,998)	$(26,983)	$(46,464)	$(63,948)

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

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended June 30, 2025 and 2024, was a benefit of $64 thousand and $35 thousand, respectively. The Company’s provision for income taxes for the six months ended June 30, 2025 and 2024, was a benefit of $117 thousand and $81 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of June 30, 2025. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

Note 16. Related Party Balances and Transactions

Term Notes

The Company entered into term note agreements with LamVen, a related entity affiliated with a co-founder of the Company, with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

On May 22, 2023, the Company entered into an additional term note agreement in exchange for $4.6 million in cash from LamVen. In November 2024, the term note was exchanged for a new secured convertible promissory note with LamVen.

On June 15, 2023, the Company entered into a $5.0 million note agreement with LamVen. In November 2024, the note was exchanged for a new secured convertible promissory note with LamVen.

On June 15, 2023, a LamVen term note dated April 1, 2023 for $3.5 million, including principal and interest, was converted, via a payoff letter, into the LamJam SAFE note (see Note 7, Financing Arrangements).

On June 15, 2023, certain term notes with LamJam, an entity affiliated with a co-founder of the Company, in the amount of $5.3 million principal and interest were converted into 9,932,241 Class B-6s convertible preferred shares. The resulting shares were further converted into shares of the Company’s common stock as part of the direct listing on July 27, 2023.

LamVen Note

On November 14, 2024, the Company entered into a secured convertible promissory note (the “LamVen Note”) in aggregate principal amount of $50.0 million to LamVen, to refinance certain existing notes.

The LamVen Note accrues interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75%. In the event the Company raises capital in certain equity offerings, unless specifically waived by LamVen, a portion of the net cash proceeds from such equity offerings and the net cash proceeds from certain asset sales are required to be applied to repay the obligations under the LamVen Note. LamVen agreed to waive this provision with respect to the proceeds received from the April and June 2025 Registered Direct Offerings (see Note 12, Shareholders’ Deficit). The scheduled maturity of the LamVen Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

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

In addition, on November 14, 2024, the outstanding principal and the interest of the existing LamVen Note of $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024, and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share.

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the three and six months ended June 30, 2025, the Company recorded $423 thousand and $846 thousand, respectively, of interest expense related to the amortization of this discount.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Comvest Credit Agreement, the Company entered into a reimbursement agreement with Park Lane (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement. As a result of proceeds received from the April and June 2025 Registered Direct Offerings (see Note 12, Shareholders’ Deficit), the Company is required to hold $4.4 million as restricted cash, for the benefit of Park Lane, under this provision.

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

Other Transactions

As of June 30, 2025, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025.

JA Flight Services and BAJ Flight Services

The Company recorded approximately $0 and $122 thousand in combined lease and engine reserve expense attributable to JA Flight Services (“JAFS”) and BAJ Flight Services (“BAJFS”) during the three and six months ended June 30, 2025, respectively. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

Schuman Aviation

As of June 30, 2025, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, a former employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $279 thousand and $558 thousand in combined lease and engine reserve expense attributable to Schuman for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company owed approximately $151 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Islands commuter airspace for a period of 10 years. Remaining amounts due under this agreement represent the final two annual installment payments, of $100 thousand each.

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

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$4,079	$1,747
Supplemental schedule of non-cash investing and financing activities:
Common stock issued as payment for software license agreement	$3,099	$6,000
Issuance of common stock in settlement of vendor payables	$60	$—
Capitalized interest on convertible notes	$—	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,160
Right-of-use obtained in exchange for new finance lease liabilities	$—	$95
Purchases of property and equipment included in accounts payable	$2,993	$1,415

Note 18. Net Loss per Share Applicable to Common Stockholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on shares of common stock. As outlined in “Reverse Stock Split” in Note 1, Description of Business, the effects of the seven-for-one reverse stock split for all shares of the Company’s common stock then issued and outstanding, have been applied to outstanding shares of common stock and rights to receive shares of common stock for all periods presented in calculating earnings per share and for presentation within the Condensed Consolidated Statement of Changes in Shareholders’ Deficit.

The following table sets forth the computation of net loss per shares of common stock (in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(27,998)	$(26,983)	$(46,464)	$(63,948)
Weighted-average number of shares of common stock used in net loss per share applicable to common shareholders, basic and diluted	20,902,901	11,698,708	18,925,445	11,371,407
Net loss per share applicable to common stockholders, basic and diluted	$(1.34)	$(2.31)	$(2.46)	$(5.62)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Excluded securities:
Options to purchase shares of common stock	2,421,713	1,784,339	2,421,713	1,784,339
Warrants to purchase shares of common stock	5,205,454	2,001,659	5,205,454	2,001,659
Restricted stock units	2,325,986	649,967	2,325,986	649,967
Unvested RSPAs	25,045	48,350	25,045	48,350
Convertible notes (as converted to shares of common stock)	15,333,624	190,476	16,936,095	190,476
Mandatory Convertible Security	11,630,814	—	8,799,797	—
Total shares of common stock equivalents	36,942,636	4,674,791	35,714,090	4,674,791

Note 19. Subsequent Events

Software License Agreements and Palantir Joint Venture

On July 2, 2025, the Company and Palantir modified their existing software license agreement, as an expansion and enhancement of the overall relationship between the companies. In addition to a two-year extension, the Company will be Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement (Note 10, Commitments and Contingencies).

LamVen Note and New Convertible Note

In July 2025, LamVen transferred $35.0 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note (See Note 16, Related Party Balances and Transactions). As a result, as of July 14, 2025, LamVen retained a principal balance of $15.0 million (the “New LamVen Note”), with $35.0 million (the “New Convertible Note”) held by a non-related party. Subsequent to this transfer, the holder of the New Convertible Note converted $29.9 million of the principal amount, inclusive of then accrued interest, to 5,932,560 shares of the Company’s common stock.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating the impact of OBBBA, if any, on its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2025 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025.

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

At the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio ranging from 2:1 to 5:1 inclusive. The Company’s Board of Directors, in its sole discretion, has the authority to decide, at any time prior to December 31, 2025, whether to implement the reverse stock split.

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

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and 2025 and believes perceived recessionary risks have impacted the operating results for 2024 and the first half of 2025. These factors may continue in the future. For example, perceived recessionary risks, as a result of tariff and trade uncertainty or otherwise, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during 2024 and through the first half of 2025 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

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

	Six Months Ended June 30,		Change
	2025	2024	Increase/ Decrease	%
Scheduled Flight Hours(1)	30,036	34,409	(4,373)	(13)%
On-Demand Flights(2)	1,329	1,902	(573)	(30)%
Scheduled Passengers(3)	142,875	179,461	(36,586)	(20)%
Headcount(4)	634	786	(152)	(19)%
Scheduled Departures(5)	30,288	34,586	(4,298)	(12)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$27,431	$32,366	$(4,935)	(15)%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	24,058	27,729	(3,671)	(13)%
Technology and development	2,734	5,658	(2,924)	(52)%
Sales and marketing	1,501	2,578	(1,077)	(42)%
General and administrative	12,628	19,596	(6,968)	(36)%
Depreciation and amortization	2,441	2,062	379	18%
Total operating expenses	43,362	57,623	(14,261)	(25)%
Operating loss	(15,931)	(25,257)	9,326	(37)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(7,753)	(154)	(7,599)	(4,934)%
Interest expense	(3,766)	(1,911)	(1,855)	(97)%
Other income (expense)	(612)	304	(916)	(301)%
Total other income (expense), net	(12,131)	(1,761)	(10,370)	(589)%
Loss before income taxes	(28,062)	(27,018)	(1,044)	(4)%
Income tax benefit	64	35	29	83%
Net loss	$(27,998)	$(26,983)	$(1,015)	(4)%

Revenue

Revenue decreased by $4.9 million, or 15%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Three months ended June 30,		Change
	2025	2024	$	%
Scheduled	$21,405	$24,242	$(2,837)	(12)%
On-Demand	6,026	8,124	(2,098)	(26)%
Total revenue	$27,431	$32,366	$(4,935)	(15)%

Scheduled revenue decreased $2.8 million, or 12%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes and no membership subscription revenue in the three months ended June 30, 2025 due to the termination of scheduled membership routes. This decrease was partially offset by improved completion factors from addressing deferred interior and exterior maintenance items.

On-Demand revenue decreased $2.1 million, or 26%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in on-demand revenue was related to exiting several on-demand products to focus on profitability rather than near-term market penetration.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue decreased by $3.7 million, or 13%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease of $1.9 million for the scheduled cost of revenue was primarily attributable to lower revenue due to the exiting of unprofitable routes.

The decrease of $1.8 million for the on-demand cost of revenue was primarily attributable to exiting several on-demand products to focus on profitability.

Technology and Development

Technology and development expenses decreased by $2.9 million, or 52%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily driven by a decrease in accruals pertaining to the Textron data license of $3.1 million following the completion of the initial license stage, which was partially offset by slightly higher external development expense.

Sales and Marketing

Sales and marketing expenses decreased by $1.1 million, or 42%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease of $1.1 million in employee compensation and commission expenses, due to a reduced headcount.

General and Administrative

General and administrative expenses decreased by $7.0 million, or 36%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in general and administrative expense was driven primarily by a $3.5 million reduction in stock-based compensation expense, primarily due to a $4.3 million reduction in expenses related to a management incentive plan associated with the Company’s acquisition of Southern, partially offset by a net increase in expense for other equity awards. Additional decreases of $0.8 million in professional service fees and $2.7 million in salary and compensation expense was the result of reduced transaction related expenses and headcount reductions.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.4 million, or 18%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2024.

Other Income/(Expense)

Other expense, net increased by $10.4 million, or 589%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was primarily attributable to a $7.6 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of the Company’s common stock on valuations of convertible notes and the GEM MCS, a $1.9 million increase in interest expense due to overall higher borrowings under the Comvest Credit Agreement and LamVen Note, and a $0.9 million increase in other loss.

Net Loss

The increase in net loss of $1.0 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily attributable to a decrease in revenue of $4.9 million and an increase in other expenses of $10.4 million. These were partially offset by decreases in operating expenses of $14.3 million.

Results of Operations

Results of the Company’s Operations for the Six Months Ended June 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$50,937	$62,990	$(12,053)	(19)%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	48,764	56,218	(7,454)	(13)%
Technology and development	5,414	12,667	(7,253)	(57)%
Sales and marketing	3,154	5,587	(2,433)	(44)%
General and administrative	23,514	44,205	(20,691)	(47)%
Depreciation and amortization	4,589	4,040	549	14%
Total operating expenses	85,435	122,717	(37,282)	(30)%
Operating loss	(34,498)	(59,727)	25,229	(42)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(2,357)	(669)	(1,688)	(252)%
Interest expense	(7,661)	(3,582)	(4,079)	(114)%
Gain (loss) on extinguishment of debt	39	—	39	—%
Other expense	(2,104)	(51)	(2,053)	(4,025)%
Total other income (expense), net	(12,083)	(4,302)	(7,781)	(181)%
Loss before income taxes	(46,581)	(64,029)	17,448	(27)%
Income tax benefit	117	81	36	44%
Net loss	$(46,464)	$(63,948)	$17,484	(27)%

Revenue

Revenue decreased by $12.1 million, or 19%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Scheduled	$39,189	$47,223	$(8,034)	(17)%
On-Demand	11,748	15,767	(4,019)	(25)%
Total revenue	$50,937	$62,990	$(12,053)	(19)%

Scheduled revenue decreased $8.0 million, or 17%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, addressing deferred interior and exterior maintenance that impacted aircraft availability, and no membership subscription revenue in the six months ended June 30, 2025 due to termination of scheduled membership routes.

On-Demand revenue decreased $4.0 million, or 25%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in on-demand revenue was related to the exiting of several on-demand products to focus on profitability rather than near-term market penetration.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue decreased by $7.5 million, or 13%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease of $4.5 million for the scheduled cost of revenue was primarily attributable to lower revenue due to the exiting of unprofitable routes and addressing deferred interior and exterior maintenance items that impacted aircraft availability.

The decrease of $3.0 million for the on-demand cost of revenue was primarily attributable to exiting several on-demand products to focus on profitability.

Technology and Development

Technology and development expenses decreased by $7.3 million, or 57%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was driven primarily by a decrease in accruals pertaining to the Textron data license of $6.3 million following the completion of the initial license stage, and additional decreases in labor and labor related expenses for the technology team of $1.0 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $2.4 million, or 44%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease of $2.4 million in employee compensation and commission expenses, due to a reduced headcount.

General and Administrative

General and administrative expenses decreased by $20.7 million, or 47%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in general and administrative expense was primarily driven by a $14.3 million reduction in stock-based compensation expense, primarily due to a $14.3 million reduction in expenses related to a management incentive plan associated with the Company’s acquisition of Southern. Additional reductions of $3.8 million in professional service fees and $2.8 million in salary and compensation expense were the result of reductions in transaction-related expenses and headcount reductions.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.5 million, or 14%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2024.

Other Income/(Expense)

Other expense, net increased by $7.8 million, or 181%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily attributable to a $1.7 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of the Company’s common stock on valuations of convertible notes and the GEM MCS, a $4.1 million increase in interest expense due to overall higher borrowings under the Comvest Credit Agreement and LamVen Note, and a $2.1 million increase in other loss.

Net Loss

The decrease in net loss of $17.5 million, or 27%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily attributable to a decrease in operating expenses of $37.3 million. This was partially offset by decreases in revenue of $12.1 million and increases in other expense, net of $7.8 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(26,447)	$(18,432)	$(8,015)	(43)%
Investing activities	(1,024)	(2,621)	1,597	(61)%
Financing activities	33,345	20,696	12,649	61%
Net change in cash and cash equivalents	$5,874	$(357)	$6,231	(1,745)%

Cash Flow from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $26.4 million, primarily driven by a net loss of $46.5 million. These operating outflows were partially offset by depreciation and amortization expense of $4.6 million, stock-based compensation expense of $5.7 million, changes in fair value of financial instruments of $2.4 million and an $8.2 million increase in accounts payable and accrued liabilities.

For the six months ended June 30, 2024, net cash used in operating activities was $18.4 million, primarily driven by a net loss of $63.9 million. These operating outflows were partially offset by non-cash stock-based compensation expenses of $20.0 million, increases in accounts payable, amounts due to related parties and accrued expenses of $20.9 million, and increases in depreciation and amortization expense of $4.0 million.

Net cash used in operating activities increased period over period by $8.0 million, primarily driven by decreases in stock based compensation expenses of $14.3 million and $11.8 million in decreases in accounts payable and due to a related party. These were offset by a $17.5 million reduction in net loss.

Cash Flow from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $1.0 million, a decrease of $1.6 million compared to the six months ended June 30, 2024. The decrease was driven by an increase in proceeds from the sale of fixed assets of $2.7 million, which was partially offset by a $1.1 million increase in purchases of property and equipment and software development costs during the six months ended June 30, 2025.

Cash Flow from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $33.3 million, primarily due to $31.4 million in proceeds from the issuance of common stock and $1.8 million in borrowings on long-term debt.

For the six months ended June 30, 2024, net cash provided by financing activities was $20.7 million primarily due to proceeds from borrowings from related parties of $19.5 million, and proceeds from the GEM Stock Purchase Agreement of $3.8 million, partially offset by $1.5 million in principal payments on long-term debt.

Net cash provided by financing activities increased period over period by $12.6 million, primarily driven by increased issuances of common stock of $31.4 million and $1.8 million in borrowings on long-term debt. This was partially offset by a decrease of $19.5 million in borrowings from related parties.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default on these obligations with a total outstanding federal excise tax liability including accrued penalties and interest of $8.8 million included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $1.8 million as of June 30, 2025. Additionally, Los Angeles County has imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. As of June 30, 2025, the amount of property tax, interest and penalties related to the Los Angeles County tax lien for all unpaid tax years was approximately $1.2 million. The Company is in the process of remediating the late filing, inclusive of the completion of county audits, and payment of the property taxes due to Los Angeles County. As of June 30, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2025 and December 31, 2024.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the second amended and restated Share Purchase Agreement (the “Share Purchase Agreement”) with GEM Global Yield LLC SCS (“GEM”)) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the six months ended June 30, 2025, the Company received net proceeds of $31.4 million through the issuance and sale of 13,616,328 shares of its common stock (or pre-funded warrants in lieu thereof). Additionally, during the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Comvest Credit Agreement”), pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments. As of June 30, 2025, $2.3 million has been drawn under the delayed draw commitments. Additionally, during the six months ended June 30, 2025, the Company received an additional $10.7 million through draws under the Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 8, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of June 30, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $287.9 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of June 30, 2025, GEM held 0% of the then fully-diluted shares of the Company. At June 30, 2025, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 3.6 million shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently attempting to resolve one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by November 2025. While the Company is currently above the market capitalization threshold, and is not currently subject to de-listing, it has not yet met the threshold for the time period required to cure the deficiency. The Company’s inability to cure this listing requirement violation would impact its ability to raise capital through existing sources.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to material weaknesses in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

As of June 30, 2025, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for as discussed in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2025, we issued an aggregate of 816,326 shares of Common Stock to two accredited investors for $2.0 million in cash in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

In June 2025, we issued an aggregate of 1,040,557 shares of Common Stock to one accredited investor for in-kind services worth $2.2 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed or furnished as exhibits to this Quarterly Report:

Exhibit Number	Description of Document

3.1

Amended and Restated Certificate of Incorporation of Surf Air Mobility Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024).
3.3	Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024).
10.1	Form of Securities Purchase Agreement dated March 31, 2025 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1 2025).
10.2	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2025).
10.3	Form of Placement Agent Warrant (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2025).
10.4	Form of Securities Purchase Agreement dated June 25, 2025 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025).
10.5	Form of Pre-Funded Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2025).
10.6	Form of Placement Agent Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 26, 2025).
10.7	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Surf Air Mobility Inc. (Registrant)

Date: August 12, 2025	/s/ Deanna White
Deanna White Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: August 12, 2025	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)