Form 10-Q
period 2025-09-30
SURF AIR MOBILITY INC.
filed 2025-11-12
CIK 1936224

f

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 52,266,051 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, the potential success of the Company’s marketing and expansion strategies and the Company’s ability to continue as a going concern. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations, pay excise taxes, including resolving its tax liens and liquidity, which will depend on operating performance, cash flow and ability to secure adequate financing;
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
•
whether EAS funding will continue without interruption after November 18, 2025 or appropriations will be made on a timely basis and also whether the DOT will restore and fund EAS obligations retroactively;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$7,062	$21,107
Accounts receivable, net	5,035	4,257
Prepaid expenses and other current assets	9,915	8,511
Total current assets	22,012	33,875
Restricted cash	55	568
Property and equipment, net	43,530	42,213
Intangible assets, net	20,805	23,118
Operating lease right-of-use assets	13,721	17,046
Finance lease right-of-use assets	883	1,115
Other assets	5,780	6,123
Total assets	$106,786	$124,058
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$16,403	$17,976
Accrued expenses and other current liabilities	47,544	45,496
Deferred revenue	15,969	17,393
Current maturities of long-term debt	2,660	2,543
Operating lease liabilities, current	3,704	4,120
Finance lease liabilities, current	269	265
SAFE notes at fair value, current	10	13
Due to related parties, current	1,566	1,804
Total current liabilities	88,125	89,610
Long-term debt, net of current maturities	61,140	59,883
Convertible notes at fair value, non-current	6,642	7,347
Operating lease liabilities, long term	9,608	11,540
Finance lease liabilities, long term	742	948
Due to related parties, long term	15,000	50,457
Other long-term liabilities	18,086	24,270
Total liabilities	$199,343	$244,055
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both September 30, 2025 and December 31, 2024; 46,958,089 shares issued and outstanding as of September 30, 2025 and 16,933,692 shares issued and outstanding as of December 31, 2024	$5	$2
Additional paid-in capital	658,558	557,444
Accumulated deficit	(751,120)	(677,443)
Total shareholders’ deficit	$(92,557)	$(119,997)
Total liabilities and shareholders’ deficit	$106,786	$124,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$29,172	$28,386	$80,109	$91,376
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,662	27,496	76,696	83,714
Technology and development	2,327	5,710	8,012	18,377
Sales and marketing	2,060	1,282	5,214	6,869
General and administrative	11,200	415	34,173	44,620
Depreciation and amortization	2,423	2,121	7,012	6,161
Total operating expenses	45,672	37,024	131,107	159,741
Operating loss	$(16,500)	$(8,638)	$(50,998)	$(68,365)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(7,415)	$(1,249)	$(9,772)	$(1,918)
Interest expense	(3,255)	(2,087)	(10,916)	(5,669)
Gain on extinguishment of debt	—	—	39	—
Other expense	(105)	(265)	(2,209)	(316)
Total other expense, net	$(10,775)	$(3,601)	$(22,858)	$(7,903)
Loss before income taxes	(27,275)	(12,239)	(73,856)	(76,268)
Income tax benefit	62	14	179	95
Net loss	$(27,213)	$(12,225)	$(73,677)	$(76,173)
Net loss per share applicable to common stockholders, basic and diluted	$(0.64)	$(0.94)	$(2.74)	$(6.40)
Weighted-average number of shares of common stock used in net loss per share applicable to common stockholders, basic and diluted	42,430,909	12,970,898	26,850,694	11,908,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share data)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)
Issuance of common stock related to restricted shares	154,730	—	—	—	—
Issuance of common stock related to performance-based restricted shares	2,500	—	—	—	—
Issuance of common stock related to stock option exercises	49,570	—	255		255
Issuance of common stock related to warrant exercises	265,725	—	830		830
Issuance of common stock under Share Purchase Agreement	1,942,349	—	8,214	—	8,214
Issuance of common stock in settlement of vendor payables	199,907	—	700	—	700
Issuance of common stock under software license agreement	603,238	—	2,690	—	2,690
Issuance of common stock related to convertible note conversions	7,178,411	1	35,181		35,182
Stock-based compensation expense	—	—	2,268	—	2,268
Net loss	—	—	—	(27,213)	(27,213)
Balance at September 30, 2025	46,958,089	$5	$658,558	$(751,120)	$(92,557)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at June 30, 2024	12,432,775	$1	$538,392	$(666,483)	$(128,090)
Issuance of common stock related to restricted shares	154,452	—	—	—	—
Issuance of common stock under Share Purchase Agreement	1,353,721	—	2,870	—	2,870
Shares received as consideration for Mandatory Convertible Security	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	448,764	—	910	—	910
Stock-based compensation expense	—	—	2,721	—	2,721
Net loss	—	—	—	(12,225)	(12,225)
Balance at September 30, 2024	13,489,712	$1	$543,097	$(678,708)	$(135,610)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2024	16,933,692	$2	$557,444	$(677,443)	$(119,997)
Issuance of common stock related to restricted shares	747,344	—	—	—	—
Issuance of common stock related to performance-based restricted shares	362,500	—	—	—	—
Issuance of common stock related to stock option exercises	49,570	—	255	—	255
Issuance of common stock related to warrant exercises	265,725		830		830
Issuance of common stock in private placements	816,326		2,000		2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	5,692,349	1	18,957	—	18,958
Issuance of common stock in settlement of vendor payables	224,364	—	760	—	760
Issuance of common stock under software license agreement	1,887,806	—	5,789	—	5,789
Issuance of common stock related to convertible note conversions	7,178,411	1	35,181	—	35,182
Stock-based compensation expense	—	—	7,957	—	7,957
Net loss	—	—	—	(73,677)	(73,677)
Balance at September 30, 2025	46,958,089	$5	$658,558	$(751,120)	$(92,557)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2023	10,878,634	$1	$525,049	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares	215,436	—	—	—	—
Issuance of common stock related to stock option exercises	278	—	1	—	1
Issuance of common stock under software license agreement	1,272,686	—	6,000	—	6,000
Issuance of common stock under marketing agreement	26,144	—	187	—	187
Issuance of common stock under Share Purchase Agreement	1,547,770	—	4,326	—	4,326
Shares received as consideration for Mandatory Convertible Security	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	448,764	—	910	—	910
Stock-based compensation expense	—	—	8,420	—	8,420
Net loss	—	—	—	(76,173)	(76,173)
Balance at September 30, 2024	13,489,712	$1	$543,097	$(678,708)	$(135,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(73,677)	$(76,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,012	6,161
Loss (gain) on sale of fixed asset	818	(187)
Non-cash operating lease expense	3,934	4,184
Gain on extinguishment of debt	(39)	—
Stock-based compensation expense	7,957	14,643
Changes in fair value of financial instruments carried at fair value, net	9,772	1,918
Amortization of debt discounts and debt issuance costs	1,608	137
Deferred income taxes	(179)	(95)
Changes in operating assets and liabilities:
Accounts receivable, net	(778)	605
Prepaid expenses and other current assets	(1,404)	1,308
Other assets	343	610
Accounts payable	2,409	13,575
Due to a related party	—	2,548
Accrued expenses and other current liabilities	2,221	8,442
Deferred revenue	(1,424)	(4,311)
Operating lease liabilities	(4,352)	(4,086)
Other liabilities	(9)	(21)
Cash flows used in operating activities	$(45,788)	$(30,742)
Cash flows from investing activities:
Purchase of property and equipment	(4,218)	(2,673)
Proceeds from the sale of assets	2,681	—
Internal-use software development costs	(1,764)	(1,792)
Net cash used in investing activities	$(3,301)	$(4,465)
Cash flows from financing activities:
Borrowings on long-term debt	2,750	—
Principal payments on long-term debt	(1,921)	(2,331)
Proceeds from sales and advances under Share Purchase Agreement	18,958	3,894
Principal payments on Mandatory Convertible Security	(17,718)	—
Proceeds from the issuance of common stock, net of transaction expenses	31,386	—
Proceeds from collateralized borrowings, net of repayment	193	2,847
Proceeds from borrowings from related parties	—	29,662
Proceeds from exercise of stock options	255	1
Proceeds from exercise of warrants	830	—
Payment of finance lease obligations	(202)	(175)
Net cash provided by financing activities	$34,531	$33,898
Increase (decrease) in cash, cash equivalents and restricted cash	(14,558)	(1,309)
Cash, cash equivalents and restricted cash at beginning of period	21,675	2,431
Cash, cash equivalents and restricted cash at end of period	$7,117	$1,122

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

Adjustments resulting from the reverse stock split have been retroactively reflected for all periods presented herein.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default on these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $8.9 million included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.8 million as of September 30, 2025. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the three months ended September 30, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of September 30, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, which matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2025 and December 31, 2024.

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

During the nine months ended September 30, 2025, the Company received net proceeds of $31.4 million through the issuance and sale of 13,616,328 shares of its common stock (or pre-funded warrants in lieu thereof). Additionally, during the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Comvest Credit Agreement”), pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments. As of September 30, 2025, $3.2 million has been drawn under the delayed draw commitments. Additionally, during the nine months ended September 30, 2025, the Company received $19.0 million from draws under the Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the Securities and Exchange Commission (“SEC”), registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (as defined below, see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of September 30, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $279.6 million under the Share Purchase Agreement, subject to significant daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of September 30, 2025, GEM did not hold any shares of the Company. At September 30, 2025, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 780 thousand shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange. The Company is currently subject to one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by November 20, 2025. While the Company expects to meet the applicable market capitalization requirement by the deadline, and is not currently subject to de-listing, it has not yet met the threshold for the time period required to cure the deficiency. An inability to cure this listing requirement violation would impact the Company’s ability to raise capital through existing sources.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes, as included in the Company’s Form 10-K filed on March 21, 2025. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2024.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of September 30, 2025 and December 31, 2024 the Company had restricted cash of $0.1 million and $0.6 million, respectively, consisting of contractually restricted amounts that serve as collateral related to a corporate credit card. The Company has classified the restricted cash as long term, which represents the expected duration of the restrictions.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. Department of Transportation (“DOT”) in relation to certain air routes served by the Company under the Essential Air Service or (“EAS”) program, amounts due from airline, non-airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of September 30, 2025, and December 31, 2024. The Company has considered past and future financial and qualitative factors, including aging, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Mandatory Convertible Security

The Company’s Mandatory Convertible Security with GEM, entered into as of August 7, 2024, is a financial instrument whereby GEM is able to convert portions of the par amount, either before or at maturity, into shares of common stock of the Company (the “Mandatory Convertible Security”). Due to certain provisions included in the Mandatory Convertible Security, including potential settlement of the outstanding par amount in a variable number of shares of the Company’s common stock, it has been classified as a liability as of December 31, 2024 and September 30, 2025 (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security).

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid marketing	$2,421	$2,434
Engine reserves	2,329	1,667
Prepaid software	1,999	2,177
Vendor operator prepayments	1,127	744
Prepaid insurance	254	766
Prepaid fuel	31	39
Other	1,754	684
Total prepaid expenses and other current assets	$9,915	$8,511

Note 4. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Aircraft, equipment and rotable spares	$42,606	$40,290
Equipment purchase deposits	2,000	2,000
Leasehold improvements	3,102	2,301
Office, vehicles and ground equipment	1,230	1,158
Internal-use software	4,493	2,729
Property and equipment, gross	53,431	48,478
Accumulated depreciation	(9,901)	(6,265)
Property and equipment, net	$43,530	$42,213

The Company recorded depreciation expense of $1.5 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded depreciation expense of $4.3 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

For the three months ended September 30, 2025 any gain or loss on disposal of property and equipment was not material. For the nine months ended September 30, 2025 the Company recorded a loss of $0.8 million on the sale of property and equipment, and for the three and nine months ended September 30, 2024, any gain or loss on disposal of property and equipment was not material.

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(16,652)	(14,339)
Intangible assets, net	$20,805	$23,118

The Company recorded amortization expense of $0.7 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of $2.3 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Condensed Consolidated Statement of Operations.

Expected future amortization as of September 30, 2025 is as follows (in thousands):

Amount
Remainder of 2025	$738
2026	2,915
2027	2,764
2028	2,577
2029	2,577
Thereafter	9,234
Total	$20,805

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Software license fee payable	$9,548	$9,953
Accrued professional services	9,314	10,431
Excise and franchise taxes payable	9,116	7,729
Accrued compensation and benefits	6,413	5,940
Collateralized borrowings	4,516	5,842
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	4,128	427
Interest and commitment fee payable	147	114
Other accrued liabilities	3,048	3,746
Total accrued expenses and other current liabilities	$47,544	$45,496

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

For the three months ended September 30, 2025, the Company borrowed a total of $9.7 million under this financing facility, of which $6.8 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended September 30, 2025 amounted to $128 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, the Company borrowed a total of $28.7 million under this financing facility, of which $25.8 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the nine months ended September 30, 2025 amounted to $368 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2025, and December 31, 2024, the outstanding amount due under this facility amounted to $2.9 million and $2.8 million, respectively. As of September 30, 2025, and December 31, 2024, the Company was in compliance with all covenants.

In addition, during the year ended December 31, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program. As of December 31, 2024 and September 30, 2025, the Company has recorded $3.0 million within Collateralized borrowings. Such amounts are collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern. During the three months ended September 30, 2025, the Company settled $1.4 million against the advanced borrowing through proceeds received from the IRS’ Employee Retention Credit Program.

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

Note 7. Financing Arrangements

The Company’s total debt due to unrelated parties consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Note payable to bank, fixed interest rate of 4.65%, due November 2025	$4	$8
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	77	120
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	12,924	14,022
Note payable to Skywest, fixed interest rates of 4%, due April 2028	2,046	2,497
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,762	2,962
Comvest Credit Agreement, floating interest rate of SOFR + 5%, due November 2028	47,734	44,984
Debt issuance costs	(1,747)	(2,167)
Long-term debt, gross	$63,800	$62,426
Current maturities of long-term debt	(2,660)	(2,543)
Long-term debt, net of current maturities	$61,140	$59,883

Future maturities of total debt as of September 30, 2025 are as follows (in thousands):

September 30, 2025
Remainder of 2025	$714
2026	2,708
2027	12,031
2028	48,419
2029	421
Thereafter	1,254
Total	$65,547

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of September 30, 2025, the Company was in compliance with all covenants in the loan agreements.

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

As of September 30, 2025, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	September 30, 2025	December 31, 2024
Convertible Note Purchase Agreement	$6,642	$7,347
Total	$6,642	$7,347

Fair Value of SAFE Notes

The Company’s SAFE-T note is carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019. As of September 30, 2025 and December 31, 2024, the Company was in default of the SAFE-T note, but the holder has elected not to effect an equity conversion of the instrument. The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement; therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2025 and December 31, 2024. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net, within the Condensed Consolidated Statements of Operations.

Fair value of SAFE-T note (in thousands):

	Fair Value at
	September 30, 2025	December 31, 2024
SAFE-T	$10	$13
Total	$10	$13
Less: SAFE notes at fair value, current	(10)	(13)
SAFE notes at fair value, long term	$—	$—

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

During the nine months ended September 30, 2025, the Company received total proceeds of $19.0 million through completed draws under the SPA, resulting in the issuance of 5,692,349 shares of the Company’s common stock. As of September 30, 2025, the Company had $279.6 million in remaining availability for draws under the SPA.

The fair value of the liability related to the SPA was $0 and $0 as of September 30, 2025 and December 31, 2024, respectively, as there was no unsettled draws or advances under the SPA. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

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

During the nine months ended September 30, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $17.7 million. The outstanding principal balance of the Mandatory Convertible Security at September 30, 2025 and December 31, 2024 was $20.9 million and $38.6 million, respectively.

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

The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 9, Fair Value Measurements). For the three and nine months ended September 30, 2025, the Company recorded losses on the change in fair value of financial instruments carried at fair value of $6.8 million and $11.5 million, respectively, related to the Mandatory Convertible Security, resulting in a liability of $17.0 million as of September 30, 2025, which was included as part of other long-term liabilities within the Condensed Consolidated Balance Sheets. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

	September 30, 2025	December 31, 2024
Par amount	20,897	38,615
Expected volatility	154.6%	155.7%
Discount rate	3.6%	4.3%
Share price	$4.29	$5.39

Note 9. Fair Value Measurements

The fair values of the convertible notes, SAFE instruments, and derivative liability are based on the estimated values of the notes, SAFE instruments and derivatives upon conversion, which are primarily based the price of the Company’s common stock, borrowing rates applicable to the Company’s credit profile, and expectations regarding share availability to facilitate stock settlement upon conversion. The estimated fair values of these financial liabilities were determined utilizing a combination of the Probability-Weighted Expected Return Method and Monte-Carlo simulations, and are considered a Level 3 fair value measurement.

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

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$6,642	$6,642
SAFE notes at fair value	—	—	10	10
LamVen Note	—	—	15,000	15,000
Mandatory Convertible Security	—	—	17,045	17,045
Total financial liabilities	$—	$—	$38,697	$38,697

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,347	$7,347
SAFE notes at fair value	—	—	13	13
LamVen Note	—	—	50,000	50,000
Mandatory Convertible Security	—	—	23,221	23,221
Total financial liabilities	$—	$—	$80,581	$80,581

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	LamVen Note	Mandatory Convertible Security
Balance at December 31, 2024	$7,347	$13	$50,000	$23,221
Change in fair value	(705)	(3)	—	11,542
Conversion of note by third party convertible note holder (Note 16)	—	—	(35,000)	—
Payments	—	—	—	(17,718)
Balance at September 30, 2025	$6,642	$10	$15,000	$17,045

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$65,547	$66,277	$64,593	$64,707

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 10. Commitments and Contingencies

Software License Agreements

On May 18, 2021, and later modified during July 2025, the Company executed two agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for a combined term of nine years, commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an initial term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an enterprise term from July 1, 2023 to June 30, 2030 with a cost of $28.2 million, for a total cost of $39.2 million.

As of September 30, 2025 and December 31, 2024, the Company capitalized $3.4 million and $3.1 million, respectively, related to the software that Palantir has provided to the Company. During the nine months ended September 30, 2025, the Company settled $5.8 million in outstanding payables to Palantir through the issuance of 1,887,806 shares of the Company's common stock. As of September 30, 2025, the Company had $11.0 million in remaining commitments under these agreements.

In July 2025, the Company and Palantir modified the enterprise term of the existing software license agreement. In addition to a two-year extension, the Company will be Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of 7 years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. As of September 30, 2025, the Company has made deposits of $2.0 million under this agreement, with the Company being required to make an additional deposit of $8.0 million during 2025. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of September 30, 2025.

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

In lieu of the consummation of the JV Agreement, on July 2, 2025, the Company and Palantir modified their existing software license agreement, as an expansion and enhancement of the overall relationship between the companies. In addition to a two-year extension, the Company will be Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement, as discussed above.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance sufficiently covers liabilities that may arise from the acts of its officers and directors and as of September 30, 2025 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of September 30, 2025 and December 31, 2024.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were expected to have a material adverse effect on the Company as of September 30, 2025. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods beginning October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens upon the payment of such amounts. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $8.9 million and $7.7 million as of September 30, 2025 and December 31, 2024, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected on an administrative basis. With the resolution of these administrative matters, the Company intends to resubmit the OIC during the fourth quarter of 2025. Additionally, the Company will continue to explore all additional available options regarding settlement of its federal excise tax liability.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the three months ended September 30, 2025, the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payment on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. The Company’s total outstanding property tax liability including penalties and interest is $0.8 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Scheduled	$20,586	$22,238	$59,777	$69,461
On-Demand	8,586	$6,148	20,332	21,915
Total revenue	$29,172	$28,386	$80,109	$91,376

The revenue deferred and recognized for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$17,769	$20,175	$17,482	$21,726
Revenue deferred	15,014	12,549	$41,626	$47,760
Revenue recognized	(16,814)	(15,309)	$(43,139)	$(52,071)
Deferred revenue, end of period	$15,969	$17,415	$15,969	$17,415

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 to 24 months. For the nine months ended September 30, 2025, $9.3 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2024.

Note 12. Shareholders’ Deficit

Registered Direct Offerings

On March 31, 2025, the Company entered into a securities purchase agreement with an investor relating to the offering and sale in a registered direct offering of an aggregate of 1,860,000 shares of the Company’s common stock, at an offering price of $2.50 per share, and pre-funded warrants to purchase up to 140,000 shares of the Company’s common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on April 1, 2025.

On June 25, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a registered direct offering of an aggregate of 10,800,002 shares of the Company’s common stock, at an offering price of $2.50 per share, including pre-funded warrants to purchase up to 926,668 shares of common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on June 26, 2025.

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

Private Placements

During the nine months ended September 30, 2025, the Company sold 816,326 shares of the Company’s common stock in private placements for proceeds of $2.0 million. Such sales were effected at a purchase price of $2.45 per share, which was the minimum price, under New York Stock Exchange regulations, as of May 22, 2025.

Note 13. Stock-Based Compensation

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	2,689,131	9.21	$1,353	$7.80
Granted	—	—	—	—
Exercised	(49,570)	—	—	5.18
Canceled	(246,647)	—	—	3.59
Outstanding at September 30, 2025	2,392,914	8.46	463	8.25
Exercisable at September 30, 2025	1,269,345	7.52	264	9.93

As of September 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $0.7 million with a weighted-average remaining vesting period of approximately 1.53 years.

Warrants

During the nine months ended September 30, 2024, the Company issued 855.496 warrants for purchase of the Company’s common stock to non-employees, of which 655,496 were fully vested as of the grant date. The remainder will vest 25% on the grant date and 25% upon each anniversary over the ensuing three-year period.

A summary of common stock warrant activity for the nine months ended September 30, 2025 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	4,549,958	9.73	$12,296	$2.87
Granted	855,496	4.69	775	3.83
Exercised	(265,725)	—	—	3.13
Canceled	—	—	—	—
Outstanding at September 30, 2025	5,139,729	8.54	9,265	3.02
Exercisable at September 30, 2025	4,299,891	8.59	9,265	2.96

As of September 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.6 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.56 years.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company issued 1,656,986 RSUs pursuant to the Company’s Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) to employees and non-employee consultants. The majority of the RSUs granted will vest upon the satisfaction of a service period of four years, with 25% vesting annually on each anniversary of the respective grant dates. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of RSU activity for the nine months ended September 30, 2025 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2024	316,663	$4.52
Granted	1,656,986	2.81
Vested/shares issued	(627,344)	3.98
Forfeited, cancelled, or expired	(74,129)	3.15
Unvested RSUs at September 30, 2025	1,272,176	$2.62

As of September 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2.8 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 3.04 years.

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the nine months ended September 30, 2025 is set forth below:

	Number of RSPAs	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2024	36,907	$29.13
Granted	—	—
Vested	(17,641)	29.13
Forfeited	—	—
Unvested RSPAs at September 30, 2025	19,266	$29.13

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

As of September 30, 2025, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $0.6 million, which is expected to be recognized over a weighted average period of 0.65 years.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2025, the Company issued 1,067,500 performance-based restricted stock units (“PRSU”) under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of PRSU activity for the nine months ended September 30, 2025 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2024	428,571	$14.74
Granted	1,067,500	2.47
Shares issued	(362,500)	15.73
Forfeited, cancelled, or expired	(32,500)	2.36
Unvested PRSUs at September 30, 2025	1,101,071	$3.00

During the three months ended September 30, 2025 the Company accelerated the vesting of approximately 360,000 Founder PRSU awards. In connection with this share vesting, the Company recognized $653 thousand in additional stock-based compensation expense pertaining to the remaining grant date fair value of the awards.

Other

During the three months ended September 30, 2025 the Company issued 120,000 shares of the Company’s common stock to a non-employee consultant. The shares were valued as of the grant date and resulted in $504 thousand of incremental stock-based compensation expense.

A summary of stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	$390	$998	$1,354	$3,246
RSUs	467	606	2,464	2,029
RSPAs	169	171	507	519
PRSUs	376	774	2,587	2,308
Warrants	362	172	541	319
Management Incentive Bonus Plan	—	(8,074)	—	6,222
Other	504	—	504	—
Total Stock Based Compensation	$2,268	$(5,353)	$7,957	$14,643

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$29,172	$28,386	$80,109	$91,376
Operating expenses:
Aircraft expenses	$20,271	$19,118	$56,331	$57,703
Pilot expenses	3,789	4,627	10,925	14,273
Other (1)	3,602	3,751	9,440	11,738
Cost of revenue, exclusive of depreciation and amortization	27,662	27,496	76,696	83,714
Technology and development	2,327	5,710	8,012	18,377
Sales and marketing	2,060	1,282	5,214	6,869
General and administrative	11,200	415	34,173	44,620
Depreciation and amortization	2,423	2,121	7,012	6,161
Total operating expenses	45,672	37,024	131,107	159,741
Operating loss	$(16,500)	$(8,638)	$(50,998)	$(68,365)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(7,415)	$(1,249)	$(9,772)	$(1,918)
Interest expense	(3,255)	(2,087)	(10,916)	(5,669)
Gain on extinguishment of debt	—	—	39	—
Other income (expense)	(105)	(265)	(2,209)	(316)
Total other income (expense), net	$(10,775)	$(3,601)	$(22,858)	$(7,903)
Loss before income taxes	(27,275)	(12,239)	(73,856)	(76,268)
Income tax benefit	62	14	179	95
Net loss	$(27,213)	$(12,225)	$(73,677)	$(76,173)

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

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2025 and 2024, was a benefit of $62 thousand and $14 thousand, respectively. The Company’s provision for income taxes for the nine months ended September 30, 2025 and 2024, was a benefit of $179 thousand and $95 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of September 30, 2025. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The effects of the new law are reflected in the consolidated financial statements as of and for the periods ended September 30, 2025.

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

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the three and nine months ended September 30, 2025, the Company recorded $217 thousand and $1.1 million, respectively, of interest expense related to the amortization of this discount.

In July 2025, LamVen transferred $35.0 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note. As a result, as of July 14, 2025, LamVen retained a principal balance of $15.0 million (the “New LamVen Note”), with $35.0 million (the “New Convertible Note”) held by a non-related party. Subsequent to this transfer, the holder of the New Convertible Note converted $35.0 million of the principal amount, inclusive of then accrued interest, to 7,178,411 shares of the Company’s common stock.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Comvest Credit Agreement, the Company entered into a reimbursement agreement with Park Lane Investments LLC (“Park Lane”) (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement, unless this provision is waived by Park Lane.

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

Other Transactions

As of September 30, 2025, the Company continues to lease four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025. The Park Lane agreement terminated in October 2025 (see Note 19, Subsequent Events).

JA Flight Services and BAJ Flight Services

The Company recorded approximately $0 and $264 thousand in combined lease and engine reserve expense attributable to JA Flight Services (“JAFS”) and BAJ Flight Services (“BAJFS”) during the three and nine months ended September 30, 2025, respectively. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

Schuman Aviation

As of September 30, 2025, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, a former employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $388 thousand and $1.3 million in combined lease and engine reserve expense attributable to Schuman for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company owed approximately $41 thousand to Schuman, which is included in Due to Related Parties, current on the Condensed Consolidated Balance Sheet.

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

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$7,708	$1,747
Supplemental schedule of non-cash investing and financing activities:
Common stock issued as payment for software license agreement	5,789	6,000
Issuance of common stock in settlement of vendor payables	760	—
Issuance of common stock in settlement of convertible notes	35,182	—
Reclassification of aircraft deposits to data license fees	—	3,000
Common stock received as consideration for Mandatory Convertible Security	—	(1,796)
Conversion of Mandatory Convertible Security	—	910
Capitalized interest on convertible notes	—	34
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,160
Right-of-use obtained in exchange for new finance lease liabilities	—	95
Purchases of property and equipment included in accounts payable	3,856	1,528

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

The following table sets forth the computation of net loss per shares of common stock (in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(27,213)	$(12,225)	$(73,677)	$(76,173)
Weighted-average number of shares of common stock used in net loss per share applicable to common shareholders, basic and diluted	42,430,909	12,970,898	26,850,694	11,908,406
Net loss per share applicable to common stockholders, basic and diluted	$(0.64)	$(0.94)	$(2.74)	$(6.40)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Excluded securities:
Options to purchase shares of common stock	2,392,914	1,782,689	2,392,914	1,782,689
Warrants to purchase shares of common stock	5,139,729	2,072,104	5,139,729	2,072,104
Restricted stock units	2,373,247	704,245	2,373,247	704,245
Unvested RSPAs	19,266	42,435	19,266	42,435
Convertible notes (as converted to shares of common stock)	3,764,416	190,476	4,616,065	190,476
Mandatory Convertible Security	4,945,537	18,760,850	5,782,497	8,021,172
Total shares of common stock equivalents	18,635,109	23,552,799	20,323,718	12,813,121

Note 19. Subsequent Events

Financing Transactions

On November 10, 2025, Surf Air Mobility, Inc. (the “Company”) entered into securities purchase agreements (the “Offerings”) with certain institutional investors relating to the offering and sale of:

i.
3,975,901 shares (the “Registered Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and accompanying warrants to purchase up to 3,975,901 shares of Common Stock (the “Registered Warrants”), at an offering price of $3.32 per share, in a registered direct offering (the “Registered Direct Offering”);
ii.
2,048,195 shares of Common Stock (the “Private Placement Shares” and, together with the Registered Shares, the “Shares”) and accompanying warrants to purchase up to 2,048,195 shares of Common Stock (the “Private Placement Warrants” and, together with the Registered Warrants, the “Warrants”), at $3.32 per share, in a private placement; and
iii.
$74 million aggregate principal amount of senior secured convertible notes due 2028 (the “Note”) in a private placement.

The Offerings closed on November 12, 2025.

In addition, the Company issued 1,000,000 shares of Common Stock (the “Palantir Shares”) on November 10, 2025 at a price of $3.32 per share as a prepayment of consideration for license fees and related professional services to be rendered by Palantir Technologies Inc. (“Palantir”) pursuant to the Company’s existing software license agreement with Palantir (the “Palantir Placement”). In addition, the Company delivered 881,579 additional shares of its common stock to Palantir as consideration for license fees and related professional services pursuant to the license agreement on an unregistered basis on November 12, 2025, representing a total payment in shares of the Company’s common stock (together with the Palantir Placement) of approximately $6,000,000.

The Company received gross proceeds from the Offerings of approximately $85 million before deducting estimated offering expenses. The Company intends to use the net proceeds from the Registered Direct Offering and the offering of the Private Placement Shares and the Private Placement Warrants for the funding of separately capitalized subsidiaries. The Company intends to use the net proceeds from the offering of the Note (together, the “Concurrent Offerings”) to repay outstanding indebtedness under (i) its 4-year credit agreement with certain affiliates of Comvest Partners, as lenders, dated November 14, 2024, (ii) its Convertible Note Purchase Agreement and (iii) its Mandatory Convertible Security (see Note 7, Financing Arrangements). Prepayment of the Convertible Note Purchase Agreement will occur through an initial payment of $4 million shortly after closing of the Offerings and monthly principal payments of no less than $500 thousand thereafter. The Company will not receive any cash proceeds from the Palantir Placement. The Company estimates that offering expenses payable by the Company in the offerings will be approximately $6.2 million.

The Warrants

The exercise price of each of the Warrants is $3.32 per share. The Warrants are exercisable immediately and expire on the second anniversary of the original issuance date. The Registered Warrants are initially exercisable solely on a cashless basis, but will become exercisable against payment of the exercise price if the Company subsequently files, and causes to become effective, a registration statement registering such exercise and notifies the holders.

The Note

The Note will be the senior secured obligation of the Company, guaranteed by certain of the Company’s subsidiaries. The Note is being sold at 87.8% of its principal amount the Company will receive $65 million of proceeds before expenses for the Note. The Note will not accrue interest except in the event of default. The Note will accrue interest at a rate of 15% per annum upon any event of default. The Note will mature on October 31, 2028, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 105% of such principal amount.

The Note may be converted at an initial conversion rate of 251.0040 shares of Common Stock per $1,000 principal amount of Note (equivalent to an initial conversion price of approximately $3.984 per share of Common Stock), representing an aggregate of 18,574,297 shares of Common Stock. The conversion rate is subject to adjustment if certain events occur.

Letter of Credit and Reimbursement Agreement Amendment

In connection with the offering of the Note and the refinancing of existing liabilities of the Company, the Company is required to cause the issuance and delivery of an irrevocable standby letter of credit in an amount equal to $30,000,000 to backstop the Note (the “Letter of Credit”). The Note contains certain representations and warranties, covenants and events of default. Upon the occurrence of certain events of default, the holders of the Note would have the right to draw upon the letter of credit.

On November 12, 2025, the Company also entered into an amendment to the Company’s existing reimbursement agreement among the Company and Park Lane, to add the Letter of Credit to the scope of the Reimbursement Agreement. As consideration for Park Lane’s commitment to provide credit support for the Letter of Credit over a three year period, the Company issued 2,025,000 shares of the Company’s common stock to Park Lane on November 12, 2025, which represent an incremental borrowing cost associated with the Note.

Aircraft Leases

As of September 30, 2025, the Company continued to lease four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes extended on a month to month basis beginning January 31, 2025.

In October 2025, the parties amended each of the four leases to waive certain return conditions under the leases in consideration of the Company’s issuance of an aggregate of 1,200,000 shares (300,000 shares per aircraft) of its common stock to Park Lane and terminated the respective three aircraft leases thereto. The closing of the sale of the remaining aircraft and subsequent termination of the aircraft lease with respect thereto, has not yet been scheduled.

Essential Air Service Program and Federal Funding Developments

The Company has multi-year contracts with the United States Department of Transportation’s (“DOT”) to operate Essential Air Service (“EAS”) routes, which helps small communities in the United States maintain a minimum level of scheduled air services. During October 2025, the U.S. Department of Transportation (“DOT”) issued public notices regarding a potential lapse in appropriated funding for the Essential Air Service (“EAS”) program as a result of the federal government shutdown, followed by amended notices extending temporary funding authority through November 18, 2025.

There can be no assurance that funding will continue without interruption [after November 18, 2025] or that appropriations will be made on a timely basis. While the DOT has historically restored and funded EAS obligations retroactively following prior government shutdowns, no commitment to do so has been made in connection with this shutdown and there can be no assurance that Congress will authorize retroactive reimbursement for service provided during a lapse. The Company and its operating subsidiaries have provided, and intend to continue to provide, full scheduled EAS service during the current funding uncertainty. The Company will continue to evaluate operations in coordination with the DOT as circumstances evolve.

Interruptions, reductions, or delays in federal appropriations for the EAS program—or changes in related legislation, regulations, or administrative practices—could affect the timing and amount of subsidy payments and increase the Company’s working capital requirements to the extent it elects to continue operating EAS routes during a funding lapse. The Company monitors these developments closely and will continue to assess their potential impact on liquidity, operating results, and overall business strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2025, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 12, 2025.

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

Our predecessor company, Surf Air, was formed in 2016 and prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air drove the early stages of development of our current efforts to develop electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, we believe can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with our owned and operated fleet.

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

Adjustments resulting from the reverse stock split have been retroactively reflected for all periods presented herein.

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

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and for the first three quarters of 2025. These factors may continue in the future. For example, perceived recessionary risks, as a result of tariff and trade uncertainty or otherwise, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon.

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

During October 2025, the DOT issued a Notice of Funding Lapse regarding a potential lapse in appropriated funding for the EAS program as a result of the federal government shutdown, followed by Amended Notices of Additional Funding extending temporary funding authority through November 18, 2025. The notices also informed carriers that their election to continue operations subsequent to such period may be at their own risk. While the DOT has historically restored and funded EAS obligations retroactively following prior government shutdowns, no commitment to do so has been made in connection with this shutdown and there can be no assurance that Congress will authorize retroactive reimbursement for service provided during a lapse. The Company and its operating subsidiaries will continue to provide full scheduled EAS service during the current funding uncertainty and intend to evaluate operations in coordination with the DOT as circumstances evolve.

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

	Nine Months Ended September 30,		Change
	2025	2024	Increase/ Decrease	%
Scheduled Flight Hours(1)	43,160	51,483	(8,323)	(16)%
On-Demand Flights(2)	2,090	2,721	(631)	(23)%
Scheduled Passengers(3)	225,653	266,675	(41,022)	(15)%
Headcount(4)	620	775	(155)	(20)%
Scheduled Departures(5)	45,958	52,094	(6,136)	(12)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$29,172	$28,386	$786	3%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	27,662	27,496	166	1%
Technology and development	2,327	5,710	(3,383)	(59)%
Sales and marketing	2,060	1,282	778	61%
General and administrative	11,200	415	10,785	2,599%
Depreciation and amortization	2,423	2,121	302	14%
Total operating expenses	45,672	37,024	8,648	23%
Operating loss	(16,500)	(8,638)	(7,862)	(91)%
Other expense:
Changes in fair value of financial instruments carried at fair value, net	(7,415)	(1,249)	(6,166)	(494)%
Interest expense	(3,255)	(2,087)	(1,168)	(56)%
Other expense	(105)	(265)	160	(60)%
Total other expense, net	(10,775)	(3,601)	(7,174)	(199)%
Loss before income taxes	(27,275)	(12,239)	(15,036)	(123)%
Income tax benefit	62	(14)	76	(543)%
Net loss	$(27,213)	$(12,253)	$(14,960)	(122)%

Revenue

Revenue increased by $0.8 million, or 3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Three months ended September 30,		Change
	2025	2024	$	%
Scheduled	$20,586	$22,238	$(1,652)	(7)%
On-Demand	8,586	6,148	2,438	40%
Total revenue	$29,172	$28,386	$786	3%

Scheduled revenue decreased $1.7 million, or 7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-Demand revenue increased $2.4 million, or 40%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $0.2 million, or 1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease of $1.6 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of exiting unprofitable routes, partially offset by investments to improve operations.

The increase of $2.0 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance.

Technology and Development

Technology and development expenses decreased by $3.4 million, or 59%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily driven by a decrease in accruals pertaining to the Textron data license of $3.1 million following the completion of the initial license stage.

Sales and Marketing

Sales and marketing expenses increased by $0.8 million, or 61%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase of $0.8 million in external marketing initiatives.

General and Administrative

General and administrative expenses increased by $10.8 million, or 2,599%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in general and administrative expense was driven primarily by a $7.6 million increase in stock-based compensation expense, primarily due to a $8.1 million reversal of expense during the three months ended September 30, 2024 related to a management incentive plan associated with the Company’s acquisition of Southern, partially offset by a net decrease in expense for other equity awards. Additional increases of $3.3 million in salary and compensation were primarily the result of increases in incentive compensation accruals under the Company’s incentive bonus program.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.3 million, or 14%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2024.

Other Income/(Expense)

Other expense, net increased by $7.2 million, or 199%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily attributable to a $6.2 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of the Company’s common stock on valuations of convertible notes and the GEM MCS, a $1.2 million increase in interest expense due to overall higher borrowings under the Comvest Credit Agreement and LamVen Note, partially offset by a $0.2 million decrease in other loss. Elements of other expense, net are are typically non-cash and do not affect the core operations of our business or liquidity.

Net Loss

The increase in net loss of $14.9 million, or 123%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily attributable to increases in operating expenses of $8.6 million and increases in other expense of $7.1 million. These were partially offset by an increase in revenue of $0.8 million.

Results of Operations

Results of the Company’s Operations for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$80,109	$91,376	$(11,267)	(12)%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	76,696	83,714	(7,018)	(8)%
Technology and development	8,012	18,377	(10,365)	(56)%
Sales and marketing	5,214	6,869	(1,655)	(24)%
General and administrative	34,173	44,620	(10,447)	(23)%
Depreciation and amortization	7,012	6,161	851	14%
Total operating expenses	131,107	159,741	(28,634)	(18)%
Operating loss	(50,998)	(68,365)	17,367	(25)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(9,772)	(1,918)	(7,854)	409%
Interest expense	(10,916)	(5,669)	(5,247)	93%
Gain on extinguishment of debt	39	—	39	—%
Other expense	(2,209)	(316)	(1,893)	599%
Total other income (expense), net	(22,858)	(7,903)	(14,955)	189%
Loss before income taxes	(73,856)	(76,268)	2,412	(3)%
Income tax benefit	179	(95)	274	(288)%
Net loss	$(73,677)	$(76,363)	$2,686	(4)%

Revenue

Revenue decreased by $11.3 million, or 12%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Scheduled	$59,777	$69,461	$(9,684)	(14)%
On-Demand	20,332	21,915	(1,583)	(7)%
Total revenue	$80,109	$91,376	$(11,267)	(12)%

Scheduled revenue decreased $9.7 million, or 14%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-Demand revenue decreased $1.6 million, or 7%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in on-demand revenue was related to the exiting of several on-demand products to focus on profitability rather than near-term market penetration, partially offset by a focus on larger jet charter sales.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue decreased by $7.0 million, or 8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease of $4.4 million in scheduled cost of revenue was primarily attributable to lower revenue due to the exiting of unprofitable routes, partially offset by higher completion factors, and higher unit cost as a result of investments in operational improvements.

The decrease of $2.6 million in on-demand cost of revenue was primarily attributable to exiting several on-demand products to focus on profitability.

Technology and Development

Technology and development expenses decreased by $10.4 million, or 56%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease was driven primarily by a decrease in accruals pertaining to the Textron data license of $9.4 million following the completion of the initial license stage, and additional decreases in labor and labor related expenses for the technology team of $1.0 million due to a decrease in headcount.

Sales and Marketing

Sales and marketing expenses decreased by $1.7 million, or 24%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease of $2.4 million in employee compensation and commission expenses, driven by a reduced headcount. This was partially offset by an increase of $0.8 million in external marketing initiatives.

General and Administrative

General and administrative expenses decreased by $10.4 million, or 23%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in general and administrative expense was primarily driven by a $6.7 million reduction in stock-based compensation expense, primarily due to a $6.2 million reduction in expenses related to a management incentive plan associated with the Company’s acquisition of Southern. Additional reductions of $1.6 million in professional service fees and $2.1 million in salary and compensation expense were the result of reductions in transaction-related expenses and headcount reductions.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.9 million, or 14%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2024.

Other Income/(Expense)

Other expense, net increased by $14.9 million, or 189%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily attributable to a $7.9million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of the Company’s common stock on valuations of convertible notes and the GEM MCS, a $5.2 million increase in interest expense due to overall higher borrowings under the Comvest Credit Agreement and LamVen Note, and a $1.9 million increase in other loss. Elements of other expense, net are are typically non-cash and do not affect the core operations of our business or liquidity.

Net Loss

The decrease in net loss of $2.7 million, or 4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily attributable to a decrease in operating expenses of $28.6 million. This was mostly offset by decreases in revenue of $11.2 million and increases in other expense, net of $14.9 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash provided by (used in):
Operating activities	$(45,788)	$(30,742)	$(15,046)	49%
Investing activities	(3,301)	(4,465)	1,164	(26)%
Financing activities	34,531	33,898	633	2%
Net change in cash and cash equivalents	$(14,558)	$(1,309)	$(13,249)	1,012%

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $45.8 million, primarily driven by a net loss of $73.7 million. Operating outflows were partially offset by depreciation and amortization expense of $7.0 million, stock-based compensation expense of $8.0 million, changes in fair value of financial instruments of $9.8 million and an $4.6 million increase in accounts payable and accrued liabilities.

For the nine months ended September 30, 2024, net cash used in operating activities was $30.7 million, primarily driven by a net loss of $76.2 million. Operating outflows were partially offset by non-cash stock-based compensation expenses of $14.6 million, increases in accounts payable, amounts due to related parties and accrued expenses of $24.6 million, and increases in depreciation and amortization expense of $6.2 million.

Net cash used in operating activities increased period over period by $15.0 million, primarily driven by decreases in accounts payable, amounts due to related parties and accrued expenses of $20.0 million, offset by a $2.7 million reduction in net loss and a $2.8 million reduction attributable to deferred revenue.

Cash Flow from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $3.3 million, a decrease of $1.2 million compared to the nine months ended September 30, 2024. The decrease was driven by an increase of $2.7 million in proceeds from the sale of fixed assets during the nine months ended September 30, 2025, partially offset by increases in purchases of property and equipment of $1.5 million.

Cash Flow from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $34.5 million, primarily from $31.4 million in proceeds from the issuance of common stock and $2.8 million in borrowings on long-term debt.

For the nine months ended September 30, 2024, net cash provided by financing activities was $33.9 million primarily due to proceeds from borrowings from related parties of $29.7 million, net proceeds of $2.8 million from collateralized borrowings, and proceeds from the GEM stock purchase agreement of $3.9 million, partially offset by $2.3 million in principal payments on long-term debt.

Net cash provided by financing activities increased period over period by $0.6 million, primarily driven by increased issuances of common stock of $31.4 million and $2.8 million in borrowings on long-term debt, partially offset by a decrease of $29.7 million in borrowings from related parties and a $2.7 million decrease in net proceeds from collateralized borrowings.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The

Company is currently in default on these obligations with a total outstanding federal excise tax liability including accrued penalties and interest of $8.9 million included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.8 million as of September 30, 2025. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the quarter ended September 30, 2025, the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payment on all property taxes due to Los Angeles County that were subject to the prior aircraft liens. As of September 30, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to the Company’s Convertible Note Purchase Agreement (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under the Convertible Note Purchase Agreement. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2025 and December 31, 2024.

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

During the nine months ended September 30, 2025, the Company received net proceeds of $31.4 million through the issuance and sale of 13,616,328 shares of its common stock (or pre-funded warrants in lieu thereof). Additionally, during the year ended December 31, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Comvest Credit Agreement”), pursuant to which the Company borrowed $44.5 million under a four-year term loan, and $5.5 million of delayed draw commitments. As of September 30, 2025, $3.2 million has been drawn under the delayed draw commitments. Additionally, during the nine months ended September 30, 2025, the Company received an additional $19.0 million from draws under the Share Purchase Agreement with GEM. The Company had previously filed a Form S-1 registration statement (File No. 333-275434) with the SEC, registering up to 42,857,143 shares of the Company’s common stock, which represents the balance of the full amount of shares of common stock that the Company estimated could be issued and sold to GEM for advances under the Share Purchase Agreement, plus the amount of shares the Company estimated could be sold to GEM for $50.0 million under the Share Purchase Agreement, (the “Prior Registration Statement”). In connection with the GEM Mandatory Convertible Security (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security), the Company deregistered all of the shares registered but unsold under the Prior Registration Statement on June 4, 2024. The combined 46,428,571 shares contemplated under the Prior Registration Statement have been included in a Form S-1 Registration Statement (File No. 333-279929), which was declared effective by the SEC on August 7, 2024. As of September 30, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $279.6 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of September 30, 2025, GEM held 0% of the then fully-diluted shares of the Company. At September 30, 2025, the daily volume limitations under the Share Purchase Agreement restricted our ability to take additional draws under the Share Purchase Agreement to approximately 780 thousand shares per draw. These restrictions do not impact the Company’s ability to execute advances under the Share Purchase Agreement. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the

Company’s common stock being listed on a national exchange. The Company is currently subject to one listing requirement violation, pertaining to its market capitalization, with the New York Stock Exchange. Absent an extension granted by the New York Stock Exchange, the Company would need to regain compliance by the end of November 2025. While the Company expects to meet the applicable market capitalization requirement by the deadline, and is not currently subject to de-listing, it has not yet met the threshold for the time period required to cure the deficiency. An inability to cure this listing requirement violation would impact the Company’s ability to raise capital through existing sources.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to material weaknesses in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

As of September 30, 2025, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Essential Air Service Program and Federal Funding Developments

The Company has multi-year contracts with the United States Department of Transportation’s (“DOT”) to operate Essential Air Service (“EAS”) routes, which helps small communities in the United States maintain a minimum level of scheduled air services. During October 2025, the U.S. Department of Transportation (“DOT”) issued public notices regarding a potential lapse in appropriated funding for the Essential Air Service (“EAS”) program as a result of the federal government shutdown, followed by an amended notice extending temporary funding authority through November 18, 2025.

There can be no assurance that funding will continue without interruption after November 18, 2025 or that appropriations will be made on a timely basis. While the DOT has historically restored and funded EAS obligations retroactively following prior government shutdowns, no commitment to do so has been made in connection with this shutdown and there can be no assurance that Congress will authorize retroactive reimbursement for service provided during a lapse. The Company and its operating subsidiaries will continue to provide full scheduled EAS service during the current funding uncertainty and intend to evaluate operations in coordination with the DOT as circumstances evolve.

Interruptions, reductions, or delays in federal appropriations for the EAS program—or changes in related legislation, regulations, or administrative practices—could affect the timing and amount of subsidy payments and increase the Company’s working capital requirements to the extent it elects to continue operating EAS routes during a funding lapse.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2025, we issued an aggregate of 74,907 shares of Common Stock to one accredited investor for in-kind services worth $0.2 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

In August 2025, we issued an aggregate of 125,000 shares of Common Stock to one accredited investor for in-kind services worth $0.5 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

In September 2025, we issued an aggregate of 723,238 shares of Common Stock to two accredited investors for in-kind services worth $3.2 million in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed or furnished as exhibits to this Quarterly Report:

Exhibit Number	Description of Document

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2025
10.2	Form of Warrant (Registered) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).
10.3	Form of Warrant (Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).
10.4	Senior Secured Convertible Note due 2028 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).
10.5	First Amendment to Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Surf Air Mobility Inc. (Registrant)

Date: November 12, 2025	/s/ Deanna White
Deanna White Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)