Form 10-K
period 2025-12-31
SURF AIR MOBILITY INC.
filed 2026-03-12
CIK 1936224

2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of $3.69 per share of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $114.7 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 6, 2026 was 76,993,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Surf Air Mobility Inc. 2026 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the closing of the registrant's fiscal year are incorporated into Part III to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Annual Report on Form 10-K that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services and the dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, and the potential success of the Company’s marketing and expansion strategies. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K, and on the current expectations of the Company’s management and are not predictions of actual results or outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations, pay excise taxes, including resolving its tax liens, and liquidity, which will depend on operating performance, cash flow and ability to secure adequate financing;
•
the Company’s ability to meet the requirements of its term loan credit facility or other debt obligations;
•
the Company’s limited operating history and the powertrain technology the Company plans to develop or deploy does not yet exist and remains subject to approval by regulators;
•
the impact of changes in the U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond our control;
•
the Company’s ability to maintain and strengthen the Company’s brand and its reputation as a regional airline;
•
any accidents or incidents involving aircraft including those involving fully-electric or hybrid-electric powertrains;
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
•
whether EAS funding will continue without interruption or appropriations will be made on a timely basis and also whether the DOT will restore and fund EAS obligations retroactively;

•
the outcome of any legal proceedings that might be instituted against the Company;
•
risks associated with the Company’s ability to comply with applicable laws, government regulations and rules and standards of the New York Stock Exchange as well as with changes in applicable laws or regulations, and the impact of the regulatory environment; and
•
the risks set forth in “Part I, Item 1A, Risk Factors” of this Annual Report.

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
•
We are dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting and/or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•
The planned fully-electric and hybrid-electric powertrain solutions may not result in the operating cost savings we anticipate, which could negatively impact the future economics of our network operations as well as our ability to successfully sell and market our planned future Aircraft-as-a-Service strategy.
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
•
We are subject to legal, regulatory and physical risks associated with the environment and climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
•
We are exposed to operational disruptions due to maintenance.
•
Crashes, accidents or incidents of aircraft involving us or our competitors could have a material adverse effect on our business, financial condition and results of operations.
•
We, as well as our development and supply chain partners, have limited experience to date in the development and manufacturing of fully-electric and hybrid-electric powertrains and integrating those newly developed powertrains into existing certified airframes, and we may fail to realize the desired return on our investments with respect to fully-electric and hybrid-electric powertrains.
•
We are substantially dependent upon our relationships with our strategic partners, and we are or may be subject to risks associated with such strategic alliances. Our reliance on these arrangements, and the loss of any such alliances or arrangements or failure to identify future opportunities could affect our growth plans.
•
Our competitors may commercialize their technology before us, either in general or in specific markets, or we may otherwise not be able to fully capture a first mover advantage.
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

PART 1

ITEM 1: BUSINESS

Overview

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the NYSE. For 2025, the Company served over 300,000 passengers with approximately 62,000 scheduled departures. We expect the combination of our legacy networks will continue to provide the basis for our expanded, nationwide regional Air Mobility business.

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

At the heart of our strategy is our aim of commercializing electric aviation at scale. We firmly believe that regional air mobility can displace driving from its predominant position in 100-500 mile travel. There are approximately 5,000 public use airports in the U.S. creating the possibility of a dense point-to-point air network using regional aircraft. We believe that electrified aircraft, which could boast lower operating costs and emissions could be the key to unlock this electrified air-mobility market.

Surf Air Mobility (through its subsidiary airlines Southern Airways and Mokulele Airlines) is one of the largest commuter airlines in the United States by scheduled departures, serving numerous communities across the U.S. mainland and Hawaii. In addition, we have commercial relationships with over 400 air operators that provide on-demand charter services to our customers. In the future, these charter operators will be ideal customers for our AI-enhanced software operating system, SurfOS, and for hybrid and electric aircraft, all of which we expect to launch, commercialize and/or scale through our relationships with Textron Aviation, Electra, REGENT, BETA and others.

Our Strategy

We have several strategic differentiators which form our competitive advantage in the regional air mobility market.

•
Scale: we are one of the largest commuter airlines in the U.S. by scheduled departures.

•
Experience: we have over a decade of experience operating in the highly regulated aviation industry and we have flown millions of passengers millions of miles.
•
Depth: we have deep – and unique – ties across the industry with exclusive relationships with Textron Aviation, manufacturer of the Cessna Caravan aircraft that we operate, and with Palantir Technologies a global leader in AI, enterprise data analytics, and business intelligence with whom we are collaborating to power the SurfOS operating system.
•
Reach: we have expansive reach and relationships with over 400 regional air operators who have operated charter flights via our marketplace and are expected to form the initial customer base of our SurfOS software. In addition, we have interline agreements with United, American, Alaska, Hawaiian and Japan Airlines that extend our reach to more than 430 million annual passengers combined.
•
Technology: we are developing AI-enhanced software, in collaboration with Palantir, to drive our growth and profitability and, in the future, we plan to offer this technology to other charter brokers, air operators, and aircraft owners.
•
Execution: we have brought together leaders and experts in aviation, software and electrification to help us synergistically execute our vision, drive profitable growth over time, and create shareholder value.

Given our leadership position in the regional air mobility sector, we believe we are uniquely qualified to understand the needs of industry participants and to develop software and hardware solutions to enhance efficiency, productivity, and profitability. Today, in collaboration with third parties, including our exclusive relationship with Palantir, we are developing an AI-enhanced software operating system, SurfOS. SurfOS is currently in the implementation phase across our Company, and we are already seeing improved productivity and efficiency through these tools. SurfOS aims to apply leverage to our commercial initiatives by streamlining our sales, sourcing, and distribution. Additionally, the software impacts critical functions of the airline operation such as crew scheduling, maintenance, and resource planning. We believe revenue management features such as dynamic pricing and flight distribution are key to maximizing revenue. Moreover, SurfOS is designed to empower a “connected aircraft,” which is expected to allow for near real-time insight into airplane health, maintenance needs, pilot performance, and flight tracking. We currently anticipate that we will begin rolling out SurfOS to launch customers in 2026, before widening distribution to other third-party operators, charter brokers, and owners over time.

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

Of our combined fleet of 41 aircraft, 39 are Cessna Caravans as of December 31, 2025. For the year ended December 31, 2025, our total fleet averaged approximately 170 daily departures. We believe we are one of the largest commuter air carriers by both size of fleet and number of scheduled departures in the United States and we believe that in the future our scale could result in an increase in the number of average daily departures, fares and load factor compared to today. Through our EP1 fully-electric powertrain certification and collaborations with third parties on other technologies we believe we can be the first to operate an electrified fleet of aircraft in commuter operations.

We generate revenue from EAS revenue awards from the Department of Transportation (“DOT”).

The EAS program was put into place in the United States following the Airline Deregulation Act of 1978 to ensure that small communities continued to receive a minimal level of air service. EAS revenue awards are guaranteed revenue contracts issued by the DOT with revenue earned for completed flights. The EAS program subsidizes scheduled flights to connect underserved communities with larger airline hubs. These contracts help add predictable stability to Southern’s operations from both a route and revenue planning perspective. As of October, 1 2025, the EAS market size for annual contract subsidy rates was approximately $627 million.

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

On-Demand - We generate revenue from on-demand flights created for customers on an ad-hoc, by request basis. A small number of the on-demand flights are operated on our fleet; the majority are delivered on third-party turboprops or small jets. For the year ended December 31, 2025, we generated revenue of $29.6 million from on-demand operations.

Today, we offer on-demand flight booking capabilities on our consumer platform enabled by our Surf Air mobile app, which is a capital light source of revenue.

We believe there is significant value to be created by leveraging our ability to serve both customers and operators within the regional flying ecosystem. We believe this will accelerate the demand for electric regional flying. By enabling new demand through our digital marketplace operations and catalyzing new supply through new technology and financing solutions, we believe we can create an ongoing cycle of growth.

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

Hassle Free Experience. Our customer services and station teams offer all customers a direct touchpoint to help manage any travel related needs leading up to and on the day of the flight. Southern currently has interline agreements with major commercial airlines, including United Airlines, Inc., American Airlines, Inc., Alaska Airlines, Inc., Hawaiian Airlines, Inc, and Japan Airlines, which help coordinate baggage claim for customers who fly different airlines on various legs of their trip, assisting in a hassle free experience.

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

In February 2025, the Company relocated our air operations center to Addison, Texas. The lease of this facility expires in January 2028.

Human Capital/Team

As of December 31, 2025, we had 573 employees, of which 467 were full-time and 106 were part-time.

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

Commitment to Environmental, Social and Governance (“ESG”) Leadership

We are seeking to build a regional air mobility ecosystem that will sustainably connect communities. We intend to accelerate the adoption of electric flying, bringing electrified aircraft to market at scale in order to substantially reduce the cost and environmental impact of regional flying. In so doing, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change. We are working to build a dedicated workforce to achieve this goal while striving to adhere to best practices in risk assessment, mitigation and corporate governance.

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

Our success is largely dependent on the ability to raise debt and equity capital, increase passenger loads, continue to expand into regions profitably throughout the United States and ultimately, successfully develop our Air Technology business.

We have funded our operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities and preferred and common share financing arrangements. A significant amount of funding to date has been provided by a small number of entities, including entities affiliated with a co-founder of the Company. We will need additional financing to implement our full business plan, including our plans to develop our software technology platforms and to electrify our fleet, which is a core part of our growth strategy, and to service our ongoing operations. We are evaluating, and will continue to evaluate, strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt, entering into other financing arrangements, or restructuring of operations to grow revenues and decrease expenses.

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

Moreover, some of our vendors and suppliers likewise rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets (including as a result of the aforementioned factors and those mentioned below that have impacted our operations). If such vendors or suppliers are unable to raise adequate capital to fund their business plans, they may not be able to comply with their obligations to us, which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred significant losses since our inception and expect to incur significant expenses and continuing losses for the foreseeable future. We may not be able to achieve or maintain profitability or positive cash flows.

We have incurred significant losses since the Company’s inception. We incurred net losses of $110.6 million and $74.9 million for the years ended December 31, 2025 and 2024, respectively. We expect our operating expenses to increase over the next several years as we invest in our Air Mobility and Air Technology businesses, including through increasing our flight cadence and growing our scheduled network, hiring more employees and funding SurfOS development and third-party research and development efforts relating to the development of aircraft electrification technology, as well as due to macroeconomic factors such as inflation. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we continue to have negative cash flow or losses resulting from our investment in increasing our member base and passenger loads or expanding our operations into regions throughout the United States, our business, financial condition and results of operations could be materially adversely affected. Going forward, our future losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

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

Pursuant to the Share Purchase Agreement with GEM Global Yield LLC SCS, as amended, (the “Share Subscription Facility”), upon the terms of and subject to the satisfaction of certain conditions, we have the right from time to time at our option to direct GEM to purchase up to a specified maximum amount of shares of our common stock, up to a maximum aggregate purchase price equal to $400 million over the term of the Share Subscription Facility. We may request advances from GEM (“GEM Advances”) at any time in an aggregate amount of up to $100 million, consisting of incremental advances of up to $25 million each provided that the first GEM Advance may not exceed $7.5 million without the consent of GEM. Any GEM Advance will reduce amounts that we can request for future draw downs. We have drawn upon the GEM Advances in 2024 and 2025 and may continue to draw upon the GEM Advances in 2026 to augment our capital resources to address our capital needs.

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

Sales of shares of our common stock, if any, to GEM under the Share Subscription Facility will be determined by us from time to time in our sole discretion and will depend on a variety of factors, many of which are outside of our control, including, among other things, market conditions and the terms, conditions and limitations set forth in the Share Subscription Facility (subject to certain limitations on the obligation of GEM to purchase shares including, among other things, beneficial ownership limitations (other than in respect of the GEM Advances)). We may ultimately decide to sell to GEM all, some or none of the remaining shares of our common stock that may be available for us to sell to GEM pursuant to the Share Subscription Facility. Depending on market liquidity at the time, resales of those shares by GEM may cause the public trading price of our common stock to decrease.

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

As of December 31, 2025, we had $97.1 million in debt outstanding, representing principal related to term loans, related party promissory notes and convertible notes. The incurrence of existing or future indebtedness could have important consequences on our business, including, but not limited to:

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

Our past financial results may not be a reliable indicator of our future results. Further, our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict and could cause our results of operations to fall below expectations or any guidance we may provide.

Our past financial results may not be a reliable indicator of our future results, particularly given our development and commercialization of SurfOS and expected move toward fully-electric and hybrid-electric powertrain technology. Further, our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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

We have significant long-term lease obligations primarily relating to our aircraft fleet. As of December 31, 2025, we had 21 aircraft under operating leases, with an average remaining lease term of approximately 3.94 years. As of December 31, 2025, future minimum lease payments due under all long-term operating leases were approximately $12.8 million. Our future ability to pay our contractual obligations and our liquidity will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are beyond our control. If our liquidity is materially diminished, there may be a material adverse effect on our cash flow available to fund working capital requirements, capital expenditures and business development efforts.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing or access the capital markets to fund our ongoing operations and execute on our growth strategy on acceptable terms and conditions.

We will need to raise capital in the future to fund our operations and to execute on our anticipated growth strategy, including development and commercialization of SurfOS and the development of aircraft electrification technology. For example, the cost of aircraft is a significant portion of our operating costs and is subject to change. As part of our agreement with TAI, we have committed to the purchase of four Cessna Caravans in 2026, which we believe are currently competitively priced, but which may increase in price pursuant to price escalation clauses by the time we execute the purchase. Historically, we have financed our operations and capital expenditures primarily through private financing rounds and the issuance of debt and equity. A significant amount of our funding to date has been provided by entities affiliated with a co-founder of the Company.

We may utilize the GEM Advances, as necessary, in 2026 to address our capital needs. We may also seek additional capital through a combination of equity and debt financings.

There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including current and future debt and contractual obligations, our cash position and credit status, our operating cash flows, a lack of liquidity in our stock, market conditions in the aviation industry, U.S. and global economic conditions, the financial impact of global events such as wars and pandemics, the general state of the banking system and capital markets and the financial position of the major providers of aircraft and other aviation industry financing. Any additional financing required by us may not be available on terms acceptable to us, or at all. If we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure.

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

The regional air mobility market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. We have historically operated in a limited number of regional areas. The success of the regional markets in which we operate and the opportunity for future growth in such markets may not be representative of the potential market for regional air mobility in other regional areas. Our success will depend to a substantial extent on the willingness of commuters and travelers to widely adopt regional air mobility, particularly point-to-point versus the currently predominant hub-and-spoke industry configuration, as an alternative for ground transportation. If we are unable to develop our SurfOS software solutions to meet the needs of our commercial partners, the actual operating efficiencies from using our software are less than anticipated, or charter brokers, air operators and aircraft owners do not adopt our software, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. In addition, although we believe our ability to develop and integrate hybrid-electric and electric technology with our commercial partners to present a cost-effective solution to address the needs of consumers in this market will also be a key factor to the success of our future growth, if the market that we seek to address does not perceive electrification as beneficial, or chooses not to adopt electrification as a result of concerns regarding safety, affordability, value proposition or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential customers using our future services and technology cannot be predicted with any degree of certainty, and we cannot provide assurance that we will be able to operate in a profitable manner in any of our current or targeted future markets. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.

Our business is concentrated on regional air mobility, which is vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting luxury goods and discretionary purchases (including as a result of concerns regarding the impact of a global recession). The global economy has in the past, and may in the future, experience recessionary periods and periods of economic instability, such as uncertainty in the banking system, rising fuel costs and ongoing business disruptions and related financial impacts, including resulting from public health crises such as pandemics, changes in inflation and interest rates, and disruptions in manufacturing, delivery and overall supply chain. In particular, as a result of the current international trade environment (including uncertainties in global trade policies, potential escalation of tensions under the current U.S. administration, and the unpredictable impact of tariffs and trade restrictions), the conflict between Russia and Ukraine and hostilities in the Middle East and South America and rising prices and interest rates, many market observers anticipate that the global economy could face a recession in the foreseeable future. During such periods, our customers have chosen not to make discretionary purchases or to reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including our air mobility services, or could shift demand from our air mobility services to other methods of air or ground transportation for which we do not offer a competing service. Any reduction in consumer demand for air transportation could also reduce demand for, or revenue from, our SurfOS software. If we are unable to generate demand or there is a future shift in consumer spending away from air mobility, there could be a material adverse effect on our business, financial condition and results of operations.

We expect to face intense competition in the regional air mobility industry.

The regional air mobility industry is still developing and evolving, but we expect it to be highly competitive. We have a number of competitors in the regional air mobility market. For example, we compete against existing on-demand mobility air travel services, as well as ground transportation alternatives. Additionally, for certain of our longer routes, we compete against providers, including legacy commercial airlines, which have larger aircraft. We compete against companies that use technology that differs from the technology we intend to deploy in our aircraft in the future. For example, we will likely compete against other companies that utilize and develop fixed-wing electrification aircraft as well as competitors that pursue electric vertical takeoff and landing aircraft. We also face competition for our SurfOS software solutions. Our potential competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. Our potential competitors also may establish cooperative or strategic relationships among themselves or with third parties, including regional or national airport operations that we rely on to offer our air mobility services, which may further enhance their resources and offerings. It is possible that domestic or foreign companies or governments, some with greater experience in the air mobility industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future. Any such foreign competitor could benefit from subsidies or other protective measures provided by its home country. In addition, our potential customers may build their own software solutions rather than subscribe to our SurfOS software.

In addition, legal and regulatory changes may increase our competition. For example, following the passage of the FAA Reauthorization Act of 2024, and resulting changes to the administration of the EAS program, we have been subject to increased competition for certain subsidized routes. As a result, we expect to face increased and continued competition when bidding for or renewing EAS contracts, which could impact our ability to retain existing routes or the level of subsidy associated with those routes.

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

Our long-term growth strategy includes the transformation of the regional air mobility industry. This includes developing software and hardware solutions to enhance efficiency, productivity, and profitability, creating a scheduled network connecting many underutilized regional airports in the United States, and deploying electrified aircraft, when available. The air mobility industry is complex and each stage of implementation of our strategic goals involves risk. There can be no assurance that we will successfully implement this transformation, or that it will result in the market opportunities we anticipate, and our failure to successfully achieve part or all of this transformation could have a material adverse effect on our business, financial condition and results of operations.

If we experience harm to our reputation and brands, our business, financial condition and results of operations could be adversely affected.

We must continue to increase the strength of our reputation and brands as reliable, experience-driven and cost-effective air mobility solutions providers in order to attract and retain qualified third-party aircraft operators and customers. In addition, our growth strategy includes, among other things, exploring complementary strategic mergers and acquisitions, as well as strategic partnerships, to expand our capabilities and market opportunities, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brands will depend on a number of factors, many of which are outside of our control. Negative perception of our business, platform, or products may have a material adverse effect on our reputation and brands, including as a result of:

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

In addition, changes we may make to enhance and improve our offerings, and to balance the needs and interests of our third-party aircraft operators and customers may be viewed positively from one group’s perspective (such as customers) but negatively from another’s perspective (such as third-party aircraft operators), or may be viewed negatively by either third-party aircraft operators or customers. If we fail to balance the interests of third-party aircraft operators and customers or make changes that they view negatively, third-party aircraft operators and customers may stop using our platform or take fewer flights, or not adopt our software solutions, any of which could have a material adverse effect on our reputation, brands, business, financial condition and results of operations. Moreover, we may fail to adequately differentiate our brand, services, and aircraft from others in the market, which could impact our ability to attract customers or engage with other key stakeholders.

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

We currently generate substantially all of our revenue from the sale of air transportation. Our success will depend in part on our ability to cost-effectively attract new customers, retain existing customers and increase utilization of our platform by existing customers. Our growth is highly dependent upon the adoption by charter brokers, air operators and aircraft owners of our SurfOS software solutions, the adoption by consumers of an enhanced form of mobility offered by fully-electric and hybrid-electric aircraft, and the growth of the regional air mobility industry. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft announcements and changing consumer demands and behaviors. If customers do not broadly adopt this new form of mobility or are not willing to pay the prices we anticipate for our air mobility services, our business, including our planned Aircraft-as-a-Service initiative, may never materialize and there could be a material adverse effect on our prospects, financial condition and results of operations.

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

We are dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting and/or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales and technology and support personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have an adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain skilled employees to support our operations and growth, there could be a material adverse effect on our financial condition and results of operations.

As part of our growth strategy, we are engaging in, and may in the future engage in, acquisitions that could disrupt our business and have a material adverse effect on our financial condition.

We intend to explore potential strategic acquisitions of businesses, as well as strategic partnerships, to expand our capabilities and market opportunities, as well as the establishment of a wholly-owned or joint venture aircraft and powertrain financing company. There can be no assurance that any future acquisitions or partnerships will be consummated successfully, if at all. We may also not be successful in identifying appropriate targets for such transactions. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition, for example the acquisition of Southern, or the establishment of a partnership or joint venture may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not result in anticipated synergies or cost savings over time, may reduce our cash reserves, may negatively affect our earnings and financial performance, to the extent financed with the proceeds of debt, may increase our indebtedness and to the extent financed with the proceeds of equity, may result in dilution to our existing equity holders. We cannot ensure that any acquisition or partnership we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales, marketing and operations departments and the number of aircraft operators with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact our financial condition and results of operations. In addition, in order to continue to increase our presence, we expect to incur substantial expenses as we continue to attempt to increase our route offerings, flight frequency, passenger terminal footprint and employee base. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Development of the SurfOS Software Platform

We may not realize the expected return on our significant investment in SurfOS due to development delays, technical challenges, or lack of market acceptance, which could undermine our financial performance and competitive position.

We have invested, and will continue to invest, significant time, effort, and financial resources into the development, implementation and commercialization of SurfOS, our AI-enhanced software operating system. The success of SurfOS is critical to our strategy of enhancing operational efficiency and providing advanced technological solutions to our customers. However, there are several risks associated with this initiative. The development of SurfOS involves complex software engineering and integration with our existing systems and operations. Any delays or technical challenges in the development process could postpone the deployment of SurfOS, potentially leading to increased costs and missed market opportunities. Additionally, unforeseen technical issues could arise, requiring further investment and resources to resolve. Even if SurfOS is successfully developed and deployed, its success depends on market acceptance and adoption by our customers and partners. If SurfOS does not meet the expectations of our customers or fails to deliver the anticipated benefits, we may not achieve the desired return on our investment. Additionally, there are a limited number of customers who may utilize SurfOS, and we may not be able to generate sufficient revenue to achieve the desired return on our investment. The foregoing could adversely affect our financial performance and competitive position.

Our collaborations to develop SurfOS create risks through technology dependence, potential collaborator misalignment, relationship challenges, and funding uncertainties that could significantly impact the Company's business.

Our collaborations with third parties to develop SurfOS and other software solutions introduce additional risks that could impact our business. The success of SurfOS is heavily reliant on third-party proprietary software platforms, including Palantir’s, and their implementation engineering services. Any disruption in our third-party collaborators’ ability to deliver these services, or any deterioration in our relationship with one or more of them, could adversely affect the development and functionality of SurfOS. Additionally, any changes in our collaborators’ business strategy or priorities could impact their commitment to our commercial relationships, which requires close collaboration and alignment. Any misalignment in strategic goals, operational processes, or management decisions could hinder the progress of SurfOS development and its subsequent commercialization. Furthermore, disagreements or conflicts between the parties could lead to delays, increased costs, or even the dissolution of the collaboration. If we are unable to secure sufficient funding or if the capital raised is inadequate to support the development and commercialization of SurfOS, the project may face significant setbacks. Additionally, the allocation of resources between SurfOS and other business priorities could strain our financial and operational capabilities. The foregoing risks could materially and adversely affect our business, financial condition, and results of operations.

Issues raised by the use of AI in SurfOS may result in harm or liability.

As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore the further development and commercialization of the AI-enhanced SurfOS. AI algorithms and models may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or raise other legal concerns (e.g. copyright protections). If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient, unreliable, or inaccurate, whether or not they are incorporated into SurfOS, we could be subject to competitive harm, potential legal liability, and brand or reputational harm. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test, and maintain SurfOS to ensure that AI is implemented appropriately to minimize unintended or harmful impacts, and may subject us to additional heightened legal, regulatory, or other challenges, any of which could negatively impact the commercialization of SurfOS and our business. Because much of our AI compatibility is reliant on third-party proprietary software, we may be limited in our ability to mitigate any of the foregoing risks.

Risks Related to the Development of Electrification Technology

We, as well as our development and supply chain partners, have limited experience to date in the development and manufacturing of fully-electric and hybrid-electric powertrains and integrating those newly developed powertrains into existing certified airframes, and we may fail to realize the desired return on our investments with respect to fully-electric and hybrid-electric powertrains.

If we fail to execute our plans to develop, produce, assemble, market, sell, install and service our fully-electric and hybrid-electric powertrain solutions then we may not be able to generate sufficient revenue to achieve the desired return on our investment. Our ability, including with development and supply chain collaborators, such as TAI and AeroTec, to develop and produce fully-electric and hybrid-electric powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven. There can be no assurance as to whether we or our current or future third-party collaborators will be able to develop efficient, automated, low-cost production capabilities and processes and/or obtain reliable sources of component supply to allow us to meet the quality, price, engineering, design and production standards and production volumes required to successfully develop, manufacture and market fully-electric and hybrid-electric powertrains. Moreover, unlike the market for electric automobiles, the commercialization of electric and hybrid-electric aircraft remains unproven. Although we believe that the component technology to electrify small aircraft exists today, there is currently no other producer of fully-electric or hybrid-electric aircraft in the industry. Any delay in the development, manufacture and launch of electrification technology could adversely affect our brand, operations and the delivery of our growth strategy, particularly if it results in a failure to expand our market share in the regional air mobility market as anticipated and could require us to incur additional costs. Even if we and our third-party collaborators are successful in developing fully-electric and hybrid-electric powertrains and reliably sourcing component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, force majeure events, delays in meeting commercialization schedules, or failure to satisfy the requirements of customers and potential customers. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

As a new entrant into the nascent market of hybrid-electric and battery electric aircraft, we anticipate that we will face risks and significant challenges that would impact our ability to, among other things:

•
design, produce and source safe, reliable and quality fully-electric and hybrid-electric powertrains on an ongoing basis;
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

Our competitors may commercialize their technology before us, either in general or in specific markets, or we may otherwise not be able to fully capture a first mover advantage.

While we strive to be the first to market providing air mobility services with electrified aircraft, we expect this industry to be increasingly competitive and it is possible that our competitors could get to market before us, either generally or in specific markets. The timing of our production ramp is dependent upon finalizing certain aspects of the design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner, upon our ability to execute these plans within the current timeline and upon regulatory approval by the FAA, which can be a lengthy and unpredictable process.

Even if we or our collaborators are first to market with fully-electric or hybrid-electric aircraft, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. New companies or existing aerospace companies may launch competing solutions, including fully-electric and hybrid-electric aircraft in the markets in which we intend to operate, or fully-electric or hybrid-electric aircraft utilizing different technologies such as hydrogen fuel cells, and obtain large scale capital investment, which may result in increased competition.

Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for electrified aircraft and air mobility, making it easier for them to obtain the permits and authorizations required to operate an air mobility service in the markets in which we intend to launch or in other markets. If our competitors get to market before us, or we are overcome by other competitors, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

The planned fully-electric and hybrid-electric powertrain solutions may not result in the operating cost savings we anticipate, which could negatively impact the future economics of our network operations as well as our ability to successfully sell and market our planned future Aircraft-as-a-Service strategy.

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

Disruption of operations at airports, whether caused by natural disasters including fires, tornados, hurricanes, floods, volcanic eruptions and earthquakes, and severe weather conditions, such as heavy rains, strong winds, dense fog, blizzards or snowstorms, or labor relations, utility or communications issues, government shutdowns or other disruptions at the FAA, power outages, or changes in federal, state and local regulatory requirements could have a material adverse effect on our business.

Our aircraft utilization may be lower than expected and our aircraft may be limited in performance during certain weather conditions. We are vulnerable to delays, cancellations or flight rescheduling, as we rely on maintaining a high daily aircraft utilization rate.

Our aircraft may not be able to fly safely in poor weather or environmental conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions or fog or during extreme heat or smoky conditions from fires. The aircraft models that we have flown to date and the smaller airports out of which they operate are more vulnerable to delays of this nature and we have experienced delays and disruptions as a result of extreme weather. Our inability to operate in these conditions in the future may reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will have a material adverse effect on our financial condition as well as cause passenger dissatisfaction.

Our success also depends on our ability to generate more revenue per flight by maintaining high customer utilization rates (i.e., the number of seats purchased on each flight). Customer utilization rates may be reduced by a variety of factors, including the introduction of new routes or schedules. In some cases, we may choose to offer flights with low customer utilization rates to increase or maintain customer satisfaction, brand recognition, and for marketing or other purposes. We have utilized monthly and annual commuter passes and annual corporate bulk purchasing options to increase our customer utilization rates in the past; however, demand for these products may decline for reasons outside of our control, including economic uncertainty or downturns.

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

Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations, all of which could have a material adverse effect on our business, results of operation and financial condition.

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

We are subject to legal, regulatory and physical risks associated with the environment and climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

We are subject to federal, state, and local laws and regulations relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. Federal, state and local laws, regulations, and enforcement priorities related to the environment and climate change continue to evolve and remain inconsistent. Compliance with laws, regulations, and other programs may require us to make capital investments to modify certain aspects of our operations. Future policy, legal, and regulatory developments, including enforcement actions or investigations, relating to the protection of the environment, including modifications to or reversals of such developments, could expose us to additional legal, financial, or reputational risks and unpredictable reporting obligations or business requirements, increase our costs and have a material adverse effect on our operations. Additionally, we may be subject to risks associated with climate change litigation, which may result in considerable expenses being incurred.

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

Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. Safe operation of aircraft is the responsibility of ourselves and our third-party operators who are held liable for accidents, thus incidents related to aircraft operation are covered by ours and our third-party operators’ insurance. We maintain general liability aviation insurance policies. Additionally, we maintain directors and officers insurance, as well as other insurance policies, and we believe our level of coverage is customary in the industry and adequate to protect against claims. A limited number of hull and liability insurance underwriters provide coverage for our third-party aircraft operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that our or third-party aircraft operators’ insurance policies will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost, or that underwriters have established adequate reserves to fund existing and future claims. Further, we expect our insurance needs and costs to increase as we grow our commercial operations, add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the commercial operation of electric aircraft will have on our insurance costs.

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

Our fleet requires regular maintenance work, which can cause operational disruption. Our inability to perform timely maintenance and repairs could result in our aircraft being underutilized which could have an adverse effect on our business, financial condition and results of operations. For example, in January 2025, the Company voluntarily cancelled a number of scheduled flights to address maintenance concerns regarding certain aircraft. While flights returned to full schedule in the first quarter of 2025, the cancellations resulted in lost revenues and operating income and additional unplanned maintenance costs. In addition, when flight hours of our aircraft increase we have an increase in maintenance, which results in an increase in maintenance and repairs and corresponding costs. A prolonged period of maintenance or repair work would result in disruptions to our routes, lower revenues and/or increased costs. On occasion, airframe manufacturers or regulatory authorities may require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our aircraft base increases, our maintenance costs could potentially increase. We have no historical experience maintaining fully-electric and hybrid-electric powertrains. While we believe the newly developed powertrains will require reduced maintenance activity per flight hour, our operations could be negatively impacted if our assumptions on reliability or cost of maintenance prove incorrect.

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

Additionally, high fuel prices or significant disruptions in the supply of aircraft fuel could have an adverse effect on our financial condition and results of operations. During the years ended December 31, 2025 and 2024, our fuel expense was $11.3 million and $14.0 million, respectively. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although we have some ability to cover short-term fuel supply disruptions, we depend significantly on the continued performance of our third-party service providers to maintain supply integrity. Consequently, we can neither predict nor guarantee the continued timely availability of aircraft fuel throughout our operations.

Unsatisfactory safety performance of our aircraft could have a material adverse effect on our business, financial condition and results of operations.

While we intend to maintain operational processes designed to ensure that the design, testing, manufacture, performance, operation and servicing of our aircraft meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through flight test accidents or incidents, manufacturing or design defects, pilot error, cyber-attacks or other inadvertent or intentional acts or omissions, that could result in potential safety risks. Any actual or perceived safety issues may result in significant reputational harm to our business, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in delaying or canceling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical or operational failures, or other safety incidents could have a material adverse effect on our business, financial condition and results of operation. In addition, our aircraft may be grounded by regulatory authorities due to safety concerns that could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We intend to collaborate with leading aerospace OEMs and industry leading engineering-for-hire firms to develop a set of fully-electric and hybrid-electric aircraft. We have entered into agreements with TAI for, among other things, the purchase of four new Cessna Caravans, as well as the provision of certain services, in anticipation of the development of fully-electric and hybrid-electric aircraft. We have also entered into an agreement with AeroTEC to develop, and to apply for STCs from the FAA for, fully-electric and hybrid-electric variants of the Cessna Caravan, as well as the development and supply of aircraft electric propulsion units (“EPUs”) for fully-electric and hybrid-electric powertrains, to be initially designed for the Cessna Caravan.

Some of our current arrangements are contingent upon certain conditions or the entry into definitive documentation in the future. Our agreements with TAI are subject to certain milestones that, if we do not meet, may result in TAI’s option to terminate the agreements. See the section titled “Licensing, Exclusivity and Aircraft Purchase Arrangements - Textron Agreement” in Note 13, Commitments and Contingencies in the accompanying consolidated financial statements for further details on our agreements with TAI .

We have entered into collaborations with third parties for the development of SurfOS, as more fully described in “Risks Related to the Development of the SurfOS Software Platform - Our collaborations to develop SurfOS create risks through technology dependence, potential collaborator misalignment, relationship challenges, and funding uncertainties that could significantly impact the Company’s business.”

Such strategic business relationships will be a critical component in the growth and success of our business and, in particular, our ability to develop and commercialize SurfOS and deploy fully-electric and hybrid-electric powertrains and related aircraft within our fleet. However, there are no assurances that we will be able to timely meet all of the conditions of these agreements, if at all, maintain these relationships or continue to identify or secure suitable business relationship opportunities in the future, or that our competitors will not capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties.

If any conflicts arise between our strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our business strategies, which could impact our projected business timelines. Our strategic partners may also develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with our key strategic partners, including TAI and AeroTEC, could adversely impact our ability to develop and manufacture our planned powertrain and our planned subsequent modification of aircraft, which, in turn could have a material adverse effect on our prospects, business, financial condition and results of operation.

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

If we are unable to economically outsource the production, assembly and installation of our fully-electric and hybrid-electric powertrain solutions at scale or source the parts and components of these powertrains then we may not realize the benefit of our investment in these technologies.

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

In the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we offer, we may not have access to the necessary number of aircraft to achieve our planned growth. Though we have successfully incentivized our operators to add aircraft to support our growth in the past, there is no guarantee we will be able to continue doing so without incurring significant additional costs. Increased use of private aircraft has added competitive pressure for access to aircraft, which may make it more difficult or costly for third-party operators to expand to meet our needs. If our third-party aircraft operators are unable or unwilling to add aircraft, or are only able to do so at significantly increased expense, or otherwise do not have capacity or desire to support our growth, or we are unable to add new operators on reasonable terms, or at all, our business and results of operations could be adversely affected. As the air mobility market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the air mobility market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees, may increase, as may the cost of securing their services.

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

We expect that in the future we will rely on patents, copyrights, and trade secrets to protect any proprietary technology we develop. We routinely enter into agreements with employees, consultants, third parties and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. However, we cannot guarantee that we have entered into or will enter into such an agreement with each person that has access to such information or that the steps we take to protect our intellectual property will otherwise be adequate. For example, unauthorized parties may attempt to obtain and use information that we regard as proprietary and, if successful, may potentially harm our ability to compete, accelerate the development programs of our competitors, and/or our competitive position in the market. Moreover, our agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours, and there can be no assurance that our counterparties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. There can be no assurance that the intellectual property rights we own or license will offer us meaningful protection for our business, provide competitive advantages or will not be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology, products or services in the United States or foreign jurisdictions, which could harm our ability to obtain or maintain a competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources needed to file and prosecute patent applications for such technology, or that we will inadvertently abandon them by failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. Even if we obtain patent protection in future, we cannot assure you that such patents would be sufficiently broad to protect our proprietary technology to prevent competitors or other third parties from using the same or similar technologies. Failure to comply with legal requirements to maintain a patent, copyright, or trademark registration can result in lapse or cancellation of the patent, copyright, or trademark registration, which could result in the loss of patent or trademark rights. If this occurs, we may not be able to exclude our competitors from using patented technology that we have developed or our trademarks. Also, patents, copyrights, and trademark registrations may be challenged in court or administrative proceedings.

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

We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our software solutions or our aircraft.

Third parties, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to operate under our current branding, provide air mobility services or to make, use, develop or deploy our software solutions, aircraft, the powertrain we are developing with our commercial partners or other aircraft components, which could harm our business.

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

A successful claim of infringement or misappropriation against us or our commercial partners could adversely affect our business, financial condition and results of operations. Even if we or our commercial partners are successful in defending against these claims, litigation could result in substantial costs, business disruption and demand on management resources.

We will rely on our information technology systems to manage numerous aspects of our business. A cyber-attack of these systems could disrupt our ability to deliver services to our customers and could lead to increased overhead costs, decreased sales and harm to our reputation.

We will rely on information technology networks and systems to operate and manage our business. Our information technology networks and systems process, transmit and store personal and financial information, proprietary information of our business, and also allow us to coordinate our business across our operation bases and allow us to communicate with our employees and externally with customers, suppliers, partners and other third parties. To date, we have not implemented comprehensive security measures to secure these information technology networks and systems and the data processed, transmitted, and stored on them. These networks, systems, and data will be susceptible to cyberattacks, viruses, malware or other unauthorized access or damage (including by environmental, malicious or negligent acts), which could result in unauthorized access to, or the release and public exposure of, our proprietary information or our users’ personal information. In addition, cyberattacks, viruses, malware, or other damage or unauthorized access to our information technology networks and systems, would result in damage, disruptions or shutdowns to our platform. Additionally, the prevalence and increasing sophistication of AI may increase the frequency or efficacy of cyberattacks against us, and the use of AI by us or third parties on which we depend to operate our business may create new cybersecurity vulnerabilities, including those which may not be recognized at this time. Any of the foregoing could cause substantial harm to our business, require us to make notifications to our customers, governmental authorities, or the media, and could result in litigation, investigations or inquiries by government authorities, and subject us to penalties, fines, and other losses relating to the investigation and remediation of such an attack or other unauthorized access or damage to our information technology systems and networks.

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

In addition, we have a hybrid work environment, where our employees are often working remotely, which could also increase our vulnerability to risks related to our hardware and software systems, including risks of phishing and other cybersecurity attacks. Our systems may be subject to additional risk introduced by software that we license from third parties. This licensed software may introduce vulnerabilities within our own operations as it is integrated with our systems, or as we provide services to our customers.

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

For example, in March 2023, the TSA issued a cybersecurity amendment on an emergency basis to the security programs of aircraft operators, consistent with the efforts of the U.S. Department of Homeland Security to increase cybersecurity resilience of U.S. critical infrastructure. The emergency amendment requires operators in the aviation sector to develop approved implementation plans, and to assess the effectiveness of those measures, in addition to current regulatory requirements to report significant cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency, establish a cybersecurity point of contact, develop and adopt a cybersecurity incident response plan and complete a cybersecurity vulnerability assessment.

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

The development and commercialization of new fully-electric and hybrid-electric powertrains to be used in aircraft and the operation of an air mobility service requires multiple regulatory authorizations and certifications, including STCs, and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. We are continuing to work on FAA certification of our fully-electric powertrain and hybrid-electric powertrain, followed by the commercialization of the technology, potentially through third party collaborations. The timing of our production ramp is dependent on being able to timely obtain STCs from the FAA. In addition, we will also need to do extensive testing to ensure that the propulsion system is in compliance with applicable FAA safety regulations and other relevant regulations prior to our suppliers beginning mass production. Production approval involves initial FAA manufacturing approval and extensive ongoing oversight of mass produced aircraft components. If we are unable to obtain production approval for the hybrid-electric propulsion system, or the FAA imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.

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

An STC will be issued by the FAA only if: (i) the pertinent technical data from the manufacturer has been examined and found satisfactory by the FAA; (ii) all necessary tests and compliance inspections have been completed; and (iii) the alteration has been found to conform with the technical data. There are a number of steps involved in obtaining an STC, including FAA application, preliminary type certification board (“TCB”) meetings, development of certification program plans, establishment of certification basis by the FAA, data submission, FAA design evaluation, interim type certification meetings, FAA conformity inspections, pre-flight TCB meeting, ground inspections, ground tests, flight tests, FAA review of in-flight test results, issuance of Type Inspection Authorization, FAA conformity inspections, witnessing of tests and performance of official certification flight tests, flight standards evaluations, functional and reliability testing, FAA approval of flight manual supplement or supplemental flight manual, and final TCB meeting and Aircraft Evaluation Group completion of continuing airworthiness determination. Failure to achieve any of these milestones in a timely manner will delay our ability to attain the requisite STCs on the expected timeline or could result in failure to obtain STC approval at all. Furthermore, the FAA may determine that the modification requested by the STC is so complex that a new (rather than supplemental) aircraft type certification process must be undertaken instead. The process to obtain a TCB is typically longer, more complex and more capital intensive than the process to obtain an STC.

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

We have historically received EAS subsidies as compensation for providing essential air service to numerous small communities. For the year ended December 31, 2025, EAS revenue was $44.8 million, or approximately 42% of the Company’s total revenue. The total amount of EAS revenue ultimately received by us will be determined by, among other things, the number of subsidized flights flown, overall funding levels of the EAS program by the U.S. Congress (which could be reduced) and competitive bids for EAS revenue awards by other carriers (which could cause us to lose EAS revenue to competitors). The EAS program was initially intended to last ten years from 1978 but has been modified and extended in the years since. The EAS program may continue to be modified or changed or may be canceled in the future, or we may be unable to continue to participate successfully in the EAS program. Any such developments could materially adversely affect our business. EAS revenue awards generally have a term of two years, during which time, a carrier is paid a subsidy amount in accordance with the maximum allowances stipulated in the EAS revenue award and is paid monthly in arrears on a per-flight-completed basis. The DOT, which administers the EAS program, has the right to terminate a route for breach of contract or in exceptional circumstances and has the right to cancel EAS revenue awards if it deems that the communities served by such arrangements are no longer eligible.

There can be no assurance that current EAS legislation will remain unchanged, or that Congress will continue to provide funding for the EAS program at any particular level. For example, following the passage of the FAA Reauthorization Act of 2024, and resulting changes to the administration of the EAS program, we have been subject to increased competition for certain subsidized routes. As a result, we expect to face increased and continued competition when bidding for or renewing EAS contracts, which could impact our ability to retain existing routes or the level of subsidy associated with those routes. Additionally, during October 2025, the DOT issued public notices regarding a potential lapse in appropriated funding for the EAS program as a result of the federal government shutdown, followed by an amended notice extending temporary funding authority through November 18, 2025. While the DOT has historically restored and funded EAS obligations retroactively following prior government shutdowns, there can be no assurance that Congress will authorize retroactive reimbursement for service provided during a lapse. Interruptions, reductions, or delays in federal appropriations for the EAS program -- or changes in related legislation, regulations, or administrative practices - could affect the timing and amount of subsidy payments and increase the Company’s working capital requirements to the extent it elects to continue operating EAS routes during a funding lapse. A reduction of EAS revenue, a loss of EAS revenue awards either due to termination or failure to renew at the end of the two-year term or a change to or termination of the EAS program could have a material adverse effect on our business, financial condition and results of operation.

Essential Air Service Program and Federal Funding Developments

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

Regional airline services are currently regulated by both the DOT, which provides the economic authority to operate as an airline, and the FAA, which provides the safety authority. Southern currently holds a Commuter Air Carrier Authorization issued by the DOT under 14 C.F.R. Part 298 (“Part 298”) and an Air Carrier Certificate issued by the FAA under 14 C.F.R. Part 119 with Operations Specifications issued under 14 C.F.R. Part 135 (“Part 135”). The requirements of Part 298 and Part 135 are continuing in nature and we must comply with them at all times, and a failure to meet any relevant requirements could subject us to possible penalties and/or certificate actions.

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

As a public company, we are subject to the rules and requirements of the Exchange Act as well as other rules and regulations of the SEC, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd Frank Wall Street Reform and Consumer Protection Act and any rules and regulations thereunder, as well as under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the rules of the NYSE. New and changing laws, regulations, and standards relating to corporate governance and public disclosure have created uncertainty for public companies and will increase the costs and the time that our Board of Directors and management must devote to complying with these rules and regulations. The requirements of these rules and regulations will increase our legal and accounting compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our Board. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations. Further, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.

Our management has limited prior experience in operating a public company.

Our executive officers have limited prior experience in the management of a publicly traded company. Our management team may not be able to effectively manage our responsibilities as a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage, as an increasing amount of their time may be devoted to these activities, resulting in less time being devoted to the management and growth of our business and operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our results of operations, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act (“Section 404”). The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. See the section entitled “- Risks Related to Our Operating as a Public Company - Our management has identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. At this time, we cannot predict whether our efforts to remediate the identified material weaknesses will be successful, and it is expected that some or all of these material weaknesses will continue to persist for an extended period of time”. In order to develop, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related and audit-related costs and significant management oversight.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of December 31, 2025, material weaknesses continued to exist in our internal control over financial reporting, as discussed further in Item 9A, “Controls and Procedures - Material Weaknesses in Internal Control Over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has developed a plan to remediate these material weaknesses, as discussed in Item 9A, “Controls and Procedures - Material Weaknesses in Internal Control Over Financial Reporting.” We have begun to implement aspects of this remediation plan; however, the remediation measures will be ongoing and it is expected that these will result in future costs for us. However, the material weaknesses will not be considered remediated until management completes the design and implementation of the processes and controls described above and the controls operate for a sufficient period of time and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. Our efforts may not remediate these material weaknesses in internal control over financial reporting, and may not prevent additional material weaknesses from being identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a revision or restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us, negatively impact the trading price of our common stock and cause a decline in our equity value. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, and may further subject us to potential delisting from the stock exchange on which we list, or to other regulatory investigations, litigation and civil or criminal sanctions. Restatements or revisions of our consolidated financial statements could cause our management’s attention to be diverted from the operation of the business and could also cause us to incur additional expenses.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2028, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year and would become an accelerated filer. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (a) (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or (b) the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Additionally, in connection with their prior experience, certain of our directors have been named defendants in litigation or other legal proceedings, and we cannot provide assurance that these prior legal proceedings or future legal proceedings involving our directors will not cause reputational harm for us.

Investors’ expectations of our performance relating to ESG factors may impose additional costs and expose us to new risks.

There is an increasing focus, both positive and negative, from investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors, including third-party scores, to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate or inappropriate. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.

Further, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement or maintenance of such initiatives or goals, or we could be criticized for the pursuit of or scope of such initiatives or goals. We also may be unable to satisfy all stakeholders in light of their varied and sometimes conflicting views regarding sustainability and other corporate responsibility matters. If we fail to satisfy the evolving expectations of investors, customers, employees and other stakeholders our reputation and business, operating results and financial condition could be adversely impacted.

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

Our Amended and Restated Bylaws and our Amended and Restated Certificate of Incorporation provide that persons or entities who are not citizens of the United States (“Non-Citizens”), shall not, in the aggregate, own and or control more than 25.0% of our total voting interest. Additionally, our Amended and Restated Bylaws provide that Non-Citizens who are residents of countries that are not party to “open-skies” agreements with the United States (“NOS Non-Citizens”) shall not, in the aggregate, own more than 25.0% of the total number of our outstanding equity securities, and that all Non-Citizens (including any NOS Non-Citizens) shall not, in the aggregate, own more than 49.0% of the total number of our outstanding equity securities. To comply with this legally-required provision, if Non-Citizens own (beneficially or of record) more than 25.0% of the total voting power of our common stock, only permitted Non-Citizens holders consisting of Kuzari Investor 94647 LLC and our co-founders, Sudhin Shahani and Liam Fayed, and their respective affiliates (“the Permitted Holders”) will be entitled to vote. Any other Non-Citizens that own (beneficially or of record) or have voting control over any shares of our capital stock, will have their voting rights subject to automatic suspension.

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

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in such action. In this regard, stockholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder, including Section 22 of the Securities Act.

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
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of common stock available for public sale; and
•
general economic and political conditions, such as the effects of public health threats, recessions, interest rates, inflation, government shutdowns, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

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

Our shareholders may experience dilution from several different sources.

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

Further, assuming the continued availability of certain public information about us, (i) non-affiliates who have beneficially owned our common stock for at least six months may rely on Rule 144 to sell their shares of common stock, and (ii) our directors, executive officers, and other affiliates who have beneficially owned our common stock for at least six months, are entitled to sell their shares of our common stock subject to volume limitations under Rule 144 and any applicable restrictions under our insider trading policy.

We have filed a registration statement on Form S-8 under the Securities Act to register all shares subject to outstanding stock options or shares reserved for future issuance under our equity compensation plans. As of December 31, 2025, we had 2,332,762 options outstanding that, if fully exercised, would result in the issuance of 2,332,762 shares of common stock. As of December 31, 2025, we had 13,486 unvested RSPAs outstanding that, if fully exercised, would result in the issuance of 13,486 shares of common stock. As of December 31, 2025, we had 2,438,437 RSU and PRSU awards granted prior to December 31, 2025 for which the time-based and/or performance-based vesting condition had not been satisfied as of such date that, upon vesting, would result in the issuance of 2,438,437 shares of common stock. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

In addition, as of December 31, 2025, we had 11,163,825 warrants outstanding that, if fully exercised, would result in the issuance of 11,163,825 shares of common stock. These shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144.

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

On April 2, 2024, we received formal notice from the NYSE indicating that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We were able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we had a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. The Company regained compliance with the requirements of Section 802.01C as of September 30, 2024. However, if the Company were to again fall below the continued listing criteria, the Company would be subject to immediate review under the requirements of Section 802.01C.

Additionally, on May 20, 2024, we received formal notice from the NYSE indicating that we were no longer in compliance with Section 802.01B of the NYSE Listed Company Manual because our average total market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our stockholders’ equity was less than $50 million. We subsequently submitted a plan within 45 days of the notice advising the NYSE of definitive action we have taken or will take to be in compliance with Section 802.01B within 18 months of receipt of the notice. We regained compliance with the requirements of Section 802.01B as of November 20, 2025. However, if the Company were to again fall below the continued listing criteria within 12 months of November 20, 2025, the NYSE may either truncate the compliance procedures or immediately initiate delisting procedures.

There can be no assurance that we will maintain compliance with the NYSE’s continued listing requirements. In the event that we do not maintain compliance with the NYSE continued listing standards, we and our stockholders could face significant material adverse consequences, including:

•
being delisted from the NYSE;
•
being in violation of restrictive covenants in the Company’s debt agreements;
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

Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect us and our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Our business depends on consumer demand for our services and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, legislative and regulatory changes, minimum wages, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, consumer confidence in future economic conditions and political conditions, war and fears of war, inclement weather and climate change, natural disasters, terrorism, uncertainty in the banking system, outbreak of viruses or widespread illness, and consumer perceptions of personal well-being and security. Unfavorable economic conditions can lead consumers to forgo our services and consumer demand for our services may not grow as we expect. We believe perceived recessionary risks will continue to impact our results of operation in 2026. For example, perceived recessionary risks may cause companies and individuals to reduce travel for either professional or personal reasons and drive higher prices in the supply chains we rely upon.

We are exposed to the impact of rising inflation rates, which could negatively affect our results of operations and our ability to invest and hold our cash.

The United States has recently experienced historically high levels of inflation. Additionally, recent trade disputes between the United States and other countries resulting in the imposition of increased tariffs on products imported into the U.S., and the ongoing conflicts between Russia and Ukraine and in the Middle East, have contributed to higher inflation in recent years.

The general effects of inflation on the global economy can be wide-ranging, evidenced by rising wages and rising costs of consumer goods and necessities. If the inflation rate increases, this will result in, for example, increases in the cost of fuel, labor and other costs, which will adversely affect our expenses, such as employee compensation which accounts for a significant portion of our operating expenses.

Our fuel purchase, labor and airport operations contracts generally do not provide meaningful price protection against increases in costs. Our current policy is not to enter into transactions to hedge our fuel costs, although we review this policy from time to time based on market conditions and other factors. Accordingly, as of December 31, 2025 and December 31, 2024, we did not have any fuel hedging contracts outstanding to hedge our fuel costs. Additionally, we do not typically enter long-term labor agreements with our pilots or ground service personnel to fix our employee-related costs. We do not intend in the foreseeable future to enter into any future transactions to hedge the cost of fuel, and assuming we do not otherwise fix our labor costs, we will continue to be fully exposed to fluctuations in prices of material operating costs.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this prospectus. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: valuation of our share-based compensation; fair value measurements of our debt and equity transactions; and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Cybersecurity Risk Management and Strategy

As part of our overall risk management framework, we have implemented the following cybersecurity measures:

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
•
Security controls designed to mitigate risks related to business email compromise, malware, ransomware, and other cybersecurity threats across employee devices
•
Centralized device management tools to centrally manage and update company-owned hardware assets
•
Vulnerability scanning frameworks across digital and hardware assets across the enterprise

In addition, our cybersecurity roadmap includes the following planned initiatives:

•
Periodic reviews of our consumer-facing policies and statements related to cybersecurity
•
Cybersecurity management and incident training for employees
•
Regular phishing email simulations for all employees and contractors with access to corporate email systems to enhance awareness and responsiveness
•
Ongoing evaluation and refinement of internal processes and response plans to address evolving cybersecurity threats and trends

To further enhance our cybersecurity posture, we engage, and plan to continue engaging, external assessors, consultants, and other third parties to review elements of our cybersecurity program and identify areas for improvement or enhanced compliance. We are also working toward a more comprehensive cybersecurity risk assessment process aligned to standards published by the National Institute of Standards and Technology (NIST) and plan to align certain controls with the Center for Internet Security (CIS) benchmarks. In addition, we anticipate engaging third-party providers to perform penetration testing of our information systems.

As of December 31, 2025, we have not experienced any material cybersecurity incidents. Risks from cybersecurity threats, including any prior incidents, have not materially affected the Company’s business strategy, results of operations or financial condition. Certain third-party SaaS infrastructure providers used by the Company have experienced cybersecurity events as part of broader industry-wide incidents; however, the impact to the Company was immaterial, and no penalties or settlements were incurred.

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

Governance and Oversight

Cybersecurity is an integral part of the Company’s enterprise risk management processes and an area of increasing focus for our Board of Directors. The Board oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats.

Management oversight of cybersecurity risk is supported by the Information Technology Steering Committee, which includes executive leadership, business leaders, and information technology leadership. The Information Technology Steering Committee meets regularly to review cybersecurity risks, mitigation strategies, and related initiatives. Management provides the Board with periodic updates regarding cybersecurity risk management and strategy, including the Company’s security posture, progress toward risk-mitigation initiatives, and emerging threat developments.

Pursuant to the Company’s cybersecurity incident response framework, certain cybersecurity incidents that meet established escalation thresholds are reported internally and, where appropriate, escalated to the Board. Management provides updates regarding any such incident until it has been addressed. Members of the Board and the Information Technology Steering Committee also engage in periodic discussions with management regarding cybersecurity-related developments and risk management activities.

The Company’s cybersecurity risk management and strategy processes are led by the Director of IT, in coordination with executive leadership. Collectively, management has over 25 years of experience across roles involving information security management, cybersecurity strategy development, and the implementation of information security programs. In addition, the Company’s Chief Executive Officer, who holds CISSP certification, provides executive oversight and strategic guidance related to cybersecurity risk management and mitigation.

ITEM 2: PROPERTIES

As of December 31, 2025, we leased aircraft, airport passenger terminal space, portions of and full aircraft hangars and other airport facilities in 45 U.S. airports. We lease our main office and all of the properties on which we operate air mobility services. Our main office is located in a 5,500 square foot facility at 12111 S. Crenshaw Blvd, Hawthorne, CA 90250. The lease of this facility expires in August 2026. In February 2025, the Company relocated its air operations center to Addison, Texas. The lease of this facility expires in January 2028.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we have in the past and may in the future become subject to legal proceedings or claims arising in the ordinary course of our business. Other than as set out in Item 8 of Part II, “Financial Statements and Supplementary Data - Note 13 - Commitments and Contingencies - Legal Contingencies,” we are not currently a party to any legal proceedings, the outcome of which, if determined adversely, we believe would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “SRFM.”

Holders of Record

As of March 6, 2026, there were approximately 207 stockholders of record of our common stock. The number of record does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

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

Stock Performance Graph

The following performance graph shows a comparison from July 27, 2023 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2025, of the cumulative total return for our common stock, the NYSE Composite Index and the S&P 500 Airlines Industry Index.

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

Overview of the Business

Surf Air Mobility Inc. (“Surf Air Mobility”, the “Company”, “us”, “we” or “our”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the New York Stock Exchange (“NYSE”). For 2025, the Company’s combined network served over 300,000 passengers with approximately 62,000 scheduled departures. We expect the combination of our legacy networks will continue to provide the basis for our expanded, nationwide regional air mobility platform.

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

Southern is a scheduled service commuter airline serving cities across the United States and commenced flight operations in June 2013. It is a certified Part 135 operator that operates a fleet of over 50 aircraft, including the Cessna Caravan, the Cessna Grand Caravan, the Pilatus PC-12, and the Tecnam Traveller. Southern provides both seasonal and full-year scheduled passenger air transportation service in the Mid-Atlantic and Gulf regions, Rockies and West Coast, and Hawaii, with select routes subsidized by the United States Department of Transportation (“U.S. DOT”) under the Essential Air Service (“EAS”) program.

Following the Southern Acquisition, the Company operates a combined regional airline network servicing U.S. cities across the Mid-Atlantic, Gulf South, Midwest, Rocky Mountains, West Coast, New England and Hawaii.

The results of operations of Southern are included in the Company’s consolidated financial statements from the date of acquisition, July 27, 2023, through December 31, 2025. For historical financial information of Southern prior to the Acquisition Date, refer to the sections entitled “Unaudited Condensed Consolidated Financial Statements for Southern Airways Corporation” and “Audited Financial Statements for Southern Airways Corporation as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022 and 2021” in the Form 8-K/A filed August 29, 2023.

2025 Operating Environment

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

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and 2025 and believes perceived recessionary risks have impacted the 2025 results. For example, perceived recessionary risks, as a result of tariff or trade uncertainty or otherwise, as well as shifting travel patterns, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company incurred greater than expected losses and negative cash flows from operating activities during 2025 due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

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

During January 2025, the Company utilized an abundance of caution and voluntarily cancelled a significant number of scheduled flights due to maintenance concerns. The Company took actions to mitigate these concerns and returned its operations to full schedule during the first quarter of 2025. The most significant financial impacts of these cancellations were lost revenues, lost operating income, decreased operating cash flows, and unplanned maintenance costs.

Following the passage of the FAA Reauthorization Act of 2024, and resulting changes to the administration of the Essential Air Service Program, we have been subject to increased competition for certain subsidized routes. As a result, we expect to face increased and continued competition when bidding for or renewing Essential Air Service contracts, which could impact our ability to retain existing routes or the level of subsidy associated with those routes.

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

	Year Ended December 31,		Change
	2025	2024	Increase/ Decrease	%
Scheduled Flight Hours(1)	56,022	67,918	(11,896)	(18)%
On-Demand Flights(2)	2,929	3,515	(586)	(17)%
Scheduled Passengers(3)	299,639	353,077	(53,438)	(15)%
Headcount(4)	573	703	(130)	(18)%
Scheduled Departures(5)	60,117	69,000	(8,883)	(13)%

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

Results of Operations

Results of the Company’s Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue	$106,557	$119,425	$(12,868)	(11)%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	102,376	109,934	(7,558)	(7)%
Technology and development	10,299	24,041	(13,742)	(57)%
Sales and marketing	8,177	7,514	663	9%
General and administrative	53,285	29,851	23,434	79%
Depreciation and amortization	9,294	8,341	953	11%
Total operating expenses	183,431	179,681	3,750	2%
Operating loss	(76,874)	(60,256)	(16,618)	28%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(8,574)	(11,732)	3,158	(27)%
Interest expense	(13,205)	(8,617)	(4,588)	53%
Gain (loss) on extinguishment of debt	(3,904)	5,398	(9,302)	(172)%
Other income (expense)	(8,379)	12	(8,391)	n/m
Total other expense, net	(34,062)	(14,939)	(19,123)	128%
Loss before income taxes	(110,936)	(75,195)	(35,741)	48%
Income tax benefit	380	287	93	32%
Net loss	$(110,556)	$(74,908)	$(35,648)	48%
n/m - not meaningful

Revenue

Revenue decreased by $12.9 million, or 11%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in revenue was attributable to the following changes in on-demand and scheduled revenues (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
Scheduled	$76,989	$90,735	$(13,746)	(15)%
On-Demand	29,568	28,690	878	3%
Total revenue	$106,557	$119,425	$(12,868)	(11)%

Scheduled revenue decreased by $13.7 million, or 15%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-demand revenue increased by $0.9 million, or 3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in on-demand revenue was related to a greater recent focus on larger jet charter sales, partially offset by the exiting of several on-demand products to focus on profitability rather than near-term market penetration.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue decreased by $7.6 million, or 7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease of $7.0 million in Scheduled cost of revenue was attributable to lower volume of flying due to the exiting of unprofitable routes, partially offset by higher completion factors, and higher unit cost as a result of investments in operational improvements. The decrease of $0.8 million in on-demand cost of revenue was primarily attributable to exiting several on-demand products to focus on profitability.

Technology and Development

Technology and development expenses decreased by $13.7 million, or 57%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was driven primarily by a decrease of $12.5 million in expenses associated with the Textron data license agreement and a reduction in expenses related to software development work with Palantir of $1.3 million.

Sales and Marketing

Sales and marketing expenses increased by $0.7 million, or 9%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in brand awareness and strategic digital marketing expenses during the year ended December 31, 2025.

General and Administrative

General and administrative expenses increased by $23.4 million, or 79%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The primary drivers of the increase in general and administrative expenses were an increase in stock-based compensation expense of $16.0 million, an increase in transaction-related costs, associated with the Company’s convertible note financing in November 2025, of $6.4 million, and an increase in incentive bonus plan accruals of $4.2 million. These increases were partially offset by a decrease in non-transaction professional fees of $2.1 million and decreases in other general expenses of $1.1 million during the year ended December 31, 2025.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.0 million, or 11%, for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to depreciation of engines and aircraft.

Other Income/(Expense)

Other expense, net increased by $19.1 million, or 128%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. There are two primary drivers for the increase in other expense:

•
$9.3 million increase in loss on extinguishment of debt due to a $3.9 million loss recorded on the early repayment of the Comvest Credit Agreement, as compared to a gain of $5.4 million recorded in 2024 associated with the extinguishment of deferred maintenance obligations;
•
$8.4 million increase in other expense, primarily due to $5.4 million of contract settlement expense, paid in shares of the Company’s common stock, $2.5 million in finance charges associated with past federal excise tax and trade payables, and $0.9 million in losses on disposal of fixed assets.

Net Loss

The total increase in net loss of $36.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the $12.9 million decrease in revenues and $19.1 million increase in other expenses, as described above.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(64,160)	$(54,322)
Investing activities	(5,711)	(3,609)
Financing activities	70,959	77,175
Net change in cash, cash equivalents and restricted cash	$1,088	$19,244

Cash Flow from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $64.2 million, driven by a net loss of $110.6 million and net reversals of $10.1 million in non-cash stock-based compensation. These operating outflows were partially offset by $10.1 million in non-cash stock-based compensation, non-cash lease expense of $10.4 million, loss on extinguishment of debt of $3.9 million, changes in fair value of financial instruments of $8.6 million, increases in accrued expenses and other current liabilities of $3.4 million, and depreciation and amortization expenses of $9.3 million.

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

Net cash used in operating activities increased period over period by $9.8 million, driven by a $36.0 million increase in net loss and a decrease of $6.0 million in changes in accrued expenses and other liabilities. This was largely offset by an increase of $16.0 million in non-cash stock-based compensation expenses, a $9.3 million increase in loss on extinguishment of debt, and a $5.4 million increase in non-cash contract settlement expense.

Cash Flow from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $5.7 million, an increase of $2.1 million compared to the year ended December 31, 2024, driven by a decrease of $7.8 million in cash from sales of fixed assets and partially offset by an increase in fixed asset purchases of $5.8 million.

Cash Flow from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $71.0 million primarily due to proceeds from borrowings under convertible note agreements of $65 million, proceeds from the issuance of common stock of $51.4 million, and proceeds of $47.2 million under the GEM Share Purchase Agreement. These proceeds were partially off-set by $49.9 million of repayments under long-term debt agreements, net of new borrowings, $38.6 million of repayments under the GEM Mandatory Convertible Security, and $4 million of repayments under convertible note agreements.

For the year ended December 31, 2024, net cash provided by financing activities was $77.2 million primarily due to proceeds from borrowings under long term debt agreements, net of repayments, of $36.2 million, borrowings from related parties of $34.5 million, net proceeds of $2.8 million from collateralized borrowings, and proceeds from the GEM share purchase agreement of $3.9 million.

Net cash provided by financing activities decreased period over period by $6.2 million, primarily driven by a $121 million decrease in borrowings under long-term debt and related party lending agreements, compounded by $38.6 million of repayments under the GEM Mandatory Convertible Security, and $4 million of repayments under convertible note agreements. These outflows were partially offset by $65 million in borrowings under convertible note agreements, proceeds from the issuance of common stock of $51.4 million, and proceeds of $47.2 million under the GEM Share Purchase Agreement.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. As discussed in Note 13, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $9.9 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2025. The Company is currently considering available options regarding settlement of its federal excise tax liability. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of December 31, 2025. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of December 31, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 9, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 9, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2025 and December 31, 2024.

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

During the year ended December 31, 2025, the Company received net proceeds of $51.4 million through the issuance and sale of 19,640,424 shares of its common stock and warrants through various direct and private offerings (see Note 12, Shareholders’ Deficit). The Company received net proceeds of $65 million from a convertible note offering in November 2025, of which $50.4 million was used to repay principal and interest due under the 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”) and $4 million was used to repay principal due under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”). Additionally, during the year ended December 31, 2025, the Company received $47.2 million from draws under the Share Purchase Agreement with GEM, through the issuance of 13,450,000 shares of the Company’s common stock. As of December 31, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $251.4 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of December 31, 2025, GEM held 0% of the then fully-diluted shares of the Company. At December 31, 2025, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 13.9 million shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and Caravan electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to further develop our software technology platforms and to further develop our software technology platforms and to equip our regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company’s capital expenditures in 2025 and in 2024 were limited to payments made for aircraft parts, engines, and internally developed software. The Company intends to invest significantly in expansion of its network footprint and in development of electrified powertrain technology and its commercial platform. Expansion of the network will require acquisition of aircraft over the next five years with an expected cost of approximately $0.3 billion. The Company has an order in place with TAI for delivery of four Cessna Grand Caravan aircraft in 2026 with an option for additional purchases, pending the Company placing a deposit and the parties agreement on a delivery schedule. The Company took delivery of four aircraft under this agreement during 2024. As of December 31, 2025, the Company had made deposits of $2.0 million for aircraft that are scheduled to be delivered in 2026. The Company may finance these aircraft through Jetstream Aviation Capital, with which the Company currently has a sale-leaseback financing arrangement of up to $450 million, and additional debt facilities that it intends to obtain. See the section entitled “Risk Factors — Risks Related to Our Financial Position and Capital Requirements — Our past financial results may not be a reliable indicator of our future results.” The Company has engaged AeroTEC to develop fully-electric and hybrid-electric Supplemental Type Certificates (“STCs”) for the Cessna Grand Caravan in partnership with TAI.

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

The following table summarizes the Company’s contractual commitments and obligations (in thousands) :

	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt	$17,101	$2,712	$12,029	$685	$157	$450	$1,068
Operating leases	15,041	5,011	3,524	2,358	2,219	1,929	—
Finance leases	1,147	371	336	264	176	—	—
Repayment of related party term loans	100	—	—	—	100	—	—
Repayment of convertible notes	79,909	50,034	28,000	—	1,875	—	—
Minimum payments under aircraft supply agreements	283,800	13,200	13,200	13,200	13,200	62,700	168,300
Minimum payments under data license agreements	9,500	9,500	—	—	—	—	—
Minimum payments under sales and marketing agreements	40,000	15,000	10,000	10,000	5,000	—	—
Minimum payments under technology development agreements	12,583	4,083	2,250	2,500	2,500	1,250	—
Total	$459,181	$99,911	$69,339	$29,007	$25,227	$66,329	$169,368

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

The use of the Black-Scholes option pricing model requires the use of subjective assumptions, including the following:

•
Fair Value of Common Stock—the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date immediately preceding the date of grant.
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
•
Expected Volatility—The Company estimates the expected volatility of its common stock using historical volatility. Historical volatility is calculated based on the daily closing prices of the Company’s common stock over a period commensurate with the expected term of the related instrument.

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

Restricted Stock Units

The fair value of RSUs is estimated based on the fair value of our common stock on the grant date, which is based on the stock price on the day immediately preceding the date of grant.

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

During the year ended December 31, 2025, Company granted PRSUs to employees. The compensation expense associated with such awards is based on the grant date fair value of the awards, which will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. Expense attribution for these awards is based on a probability assessment regarding the achievement of the financial metric and the Company will record cumulative catch-up adjustments to reflect the value of shares expected to vest over the service period of each award.

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

The Company’s convertible notes are carried at fair value. The Company elected the fair value option for certain convertible notes, which requires them to be remeasured to fair value each period. If factors change and different assumptions are used, the Company’s results could reflect material fluctuation in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations. The fair value of the High Trail Convertible Note was estimated using a binomial lattice model which projects the potential future movements of the underlying liability over the remaining term from that point in time. It then calculates the value of the instrument considering the optimal exercise/conversion/redemption/call action at each node, working backward through the lattice to determine the present value at each step and node. In this lattice model, both the Company and the note holder are assumed to act optimally at each decision point. The fair value at a given node represents the expected present value of the convertible note, considering its potential outcomes at the next period. This present value calculation employs a blended discount rate, combining the risk-free rate and the debt discount rate. The weighting of these rates is determined by the respective probabilities of conversion into stock (risk-free rate) and remaining as a potentially default-prone note (debt discount rate).

The Company has accounted for the Mandatory Convertible Security with GEM at fair value. The fair value of the liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock. Significant inputs in determining period end fair values of the Mandatory Convertible Security are as follows:

•
Remaining par amount;
•
Entity specific probability of default;
•
Implied volatility
•
Applicable discount rate
•
Share price at the measurement date

The fair value of liability classified warrants has been estimated using a Monte Carlo simulation model due to the Company’s ability to force exercise when the price exceeds 150% of the exercise for 20 consecutive trading days. This model is determined to be the appropriate methodology because it captures the path dependent nature of this feature, which standard closed form or binomial models cannot reliably address. The simulation generates numerous share price paths using a stochastic process (e.g., Geometric Brownian Motion) and evaluates the forced exercise condition on each trading day prior to the expiration date. For each simulated path and each trading day, if the applicable forced exercise condition is met, the model calculates the payoff to that series of warrants as the maximum of 0 or the stock price minus the exercise price on the applicable date. If the forced exercise condition is not met, the payoff is instead calculated on the expiration date as the maximum of 0 or the stock price minus the exercise price. In all cases, the resulting payoff is discounted to present value using the risk‑free rate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Macroeconomic Risks

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of an economic downturn. These macroeconomic conditions also negatively impact consumer discretionary spend and coupled with slower than expected increases in business and leisure travel, including as a result of many workplaces adopting remote or hybrid models, led to slowed revenue growth during 2025. Additionally, as a result of continued inflation, we have seen continued increases in wage rates and costs of revenue during fiscal year 2025, which has had a negative impact on our financial results. In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Business.”

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Surf Air Mobility Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surf Air Mobility Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in shareholders’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 12, 2026

We have served as the Company’s auditor since 2021.

Surf Air Mobility Inc.

Consolidated Balance Sheets

December 31, 2025 and December 31, 2024

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$12,672	$21,107
Accounts receivable, net	3,929	4,257
Prepaid expenses and other current assets	14,320	8,511
Total current assets	30,921	33,875
Restricted cash	10,091	568
Property and equipment, net	45,595	42,213
Intangible assets, net	20,067	23,118
Operating lease right-of-use assets	12,510	17,046
Finance lease right-of-use assets	809	1,115
Other assets	11,688	6,123
Total assets	$131,681	$124,058
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$18,437	$17,976
Accrued expenses and other current liabilities	47,702	45,496
Deferred revenue	17,924	17,393
Current maturities of long-term debt	2,712	2,543
Operating lease liabilities, current	3,636	4,120
Finance lease liabilities, current	277	265
SAFE notes at fair value, current	5	13
Convertible notes at fair value, current	42,274	—
Due to related parties, current	643	1,804
Total current liabilities	133,610	89,610
Long-term debt, net of current maturities	14,389	59,883
Convertible notes at fair value, long term	25,183	7,347
Operating lease liabilities, long term	8,714	11,540
Finance lease liabilities, long term	670	948
Due to related parties, long term	100	50,457
Other long-term liabilities	3,872	24,270
Total liabilities	$186,538	$244,055
Commitments and contingencies (Note 13):
Shareholders’ deficit:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both December 31, 2025 and December 31, 2024; 73,082,025 shares issued and outstanding as of December 31, 2025 and 16,933,692 shares issued and outstanding as of December 31, 2024	7	2
Additional paid-in capital	733,135	557,444
Accumulated deficit	(787,999)	(677,443)
Total shareholders’ deficit	$(54,857)	$(119,997)
Total liabilities and shareholders’ deficit	$131,681	$124,058

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Operations

Years Ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$106,557	$119,425
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	102,376	109,934
Technology and development	10,299	24,041
Sales and marketing	8,177	7,514
General and administrative	53,285	29,851
Depreciation and amortization	9,294	8,341
Total operating expenses	183,431	179,681
Operating loss	$(76,874)	$(60,256)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(8,574)	$(11,732)
Interest expense	(13,205)	(8,617)
Gain (loss) on extinguishment of debt	(3,904)	5,398
Other income (expense), net	(8,379)	12
Total other income (expense), net	$(34,062)	$(14,939)
Loss before income taxes	(110,936)	(75,195)
Income tax benefit	380	287
Net loss	$(110,556)	$(74,908)
Net loss per share applicable to common shareholders, basic and diluted	$(3.15)	$(5.80)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	35,101,792	12,910,341

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statement of Changes in Shareholders’ Deficit

Years Ended December 31, 2025 and 2024

(in thousands, except share data)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2024	10,878,633	$1	$525,049	$(602,535)	$(77,485)
Issuance of common stock related to restricted shares	430,540	—	—	—	—
Issuance of common stock related to stock option exercises	5,379	—	20	—	20
Issuance of common stock under software license agreement	2,990,386	1	9,574	—	9,575
Issuance of common stock under marketing agreement	26,144	—	187	—	187
Issuance of common shares under Share Purchase Agreement	1,547,770	—	4,326	—	4,326
Shares received as consideration for Mandatory Convertible Security	(900,000)	—	(1,796)	—	(1,796)
Conversion of Mandatory Convertible Security to common shares	1,142,857	—	1,621	—	1,621
Conversion of LamVen Note	750,000	—	7,473		7,473
Issuance of common stock to settle maintenance accruals	61,983	—	300	—	300
Stock-based compensation expense	—	—	10,690	—	10,690
Net loss	—	—	—	(74,908)	(74,908)
Balance at December 31, 2024	16,933,692	2	557,444	(677,443)	(119,997)
Issuance of common stock related to restricted shares	1,329,823	—	—	—	—
Issuance of common stock related to performance-based restricted shares	365,625	—	—	—	—
Issuance of common stock related to stock option exercises	49,570	—	255	—	255
Issuance of common stock related to warrant exercises	265,725	—	830	—	830
Issuance of common stock in private placements	2,864,521	—	6,834	—	6,834
Issuance of common shares in direct offerings	16,775,903	2	37,274	—	37,276
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	13,450,000	1	47,182	—	47,183
Issuance of common stock for aircraft lease settlements	1,200,000	—	5,376	—	5,376
Issuance of common stock as consideration for credit support	2,025,000	—	5,954	—	5,954
Issuance of common stock in settlement of vendor payables	224,364	—	760	—	760
Issuance of common stock under software license agreement	3,769,385	—	11,789	—	11,789
Issuance of common stock related to convertible note conversions	14,025,167	2	48,262	—	48,264
Shares repurchased for employee tax withholding	(196,750)	—	(380)	—	(380)
Stock-based compensation expense	—	—	10,061	—	10,061
Net loss	—	—	—	(110,556)	(110,556)
Balance at December 31, 2025	73,082,025	$7	$733,135	$(787,999)	$(54,857)

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(110,556)	$(74,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,294	8,341
Loss (gain) on sale of fixed assets	954	(743)
Non-cash operating lease expense	5,054	5,690
Loss (gain) on extinguishment of debt	3,904	(5,398)
Stock-based compensation expense	10,061	(5,976)
Changes in fair value of financial instruments carried at fair value, net	8,574	11,732
Non-cash credit support expense	265	—
Non-cash lease settlement expense	5,376	—
Amortization of debt discounts and debt issuance costs	1,727	252
Deferred income taxes	(380)	(287)
Changes in operating assets and liabilities:
Accounts receivable, net	328	708
Prepaid expenses and other current assets	191	977
Other assets	124	(396)
Accounts payable	2,487	9,530
Due to a related party	(403)	(3,351)
Accrued expenses and other current liabilities	3,361	9,416
Deferred revenue	531	(4,334)
Operating lease liabilities	(5,043)	(5,554)
Other liabilities	(9)	(21)
Cash flows used in operating activities	$(64,160)	$(54,322)
Cash flows from investing activities:
Purchase of property and equipment	(5,936)	(11,758)
Proceeds from the sale of fixed assets	2,681	10,495
Internal-use software development costs	(2,456)	(2,346)
Net cash used in investing activities	$(5,711)	$(3,609)
Cash flows from financing activities:
Proceeds from borrowings on convertible notes	65,000	—
Payments of borrowings on convertible notes	(4,000)	—
Proceeds from borrowings on long-term debt	3,056	44,234
Principal payments on long-term debt	(52,955)	(6,566)
Principal payments on Mandatory Convertible Security	(38,615)	—
Proceeds from issuance of common stock	51,387	—
Common shares repurchases for employee tax withholding	(380)	—
Proceeds from sales and advances under Share Purchase Agreement	47,183	3,894
Proceeds from (payments on) collateralized borrowings, net of repayment	(536)	2,793
Proceeds from borrowings from related parties	—	34,522
Payments of debt issuance costs	—	(1,488)
Payment of finance lease obligations	(266)	(234)
Proceeds from exercise of warrants	830	—
Proceeds from exercise of stock options	255	20
Net cash provided by financing activities	$70,959	$77,175
Increase in cash, cash equivalents and restricted cash	1,088	19,244
Cash, cash equivalents and restricted cash at beginning of period	21,675	2,431
Cash, cash equivalents and restricted cash at end of period	$22,763	$21,675

The accompanying notes are an integral part of these consolidated financial statements.

Surf Air Mobility Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (the “Company”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. As discussed in Note 13, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $9.9 million included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2025. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of December 31, 2025. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of December 31, 2025, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 9, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 9, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of December 31, 2025 and December 31, 2024.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the Share Purchase Agreement (the “Share Purchase Agreement”) with GEM Global Yield LLC SCS (“GEM”)) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the year ended December 31, 2025, the Company received net proceeds of $51.4 million through the issuance and sale of 19,640,424 shares of its common stock and warrants through various direct and private offerings (see Note 12, Shareholders’ Deficit). The Company received net proceeds of $65 million from a convertible note offering in November 2025, of which $50.4 million was used to repay principal, prepayment penalties, and interest due under the 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”) and $4 million was used to repay principal due under a convertible note purchase agreement with Partners for Growth V, L.P. (“PFG”). Additionally, during the year ended December 31, 2025, the Company received $47.2 million from draws under the Share Purchase Agreement with GEM, through the issuance of 13,450,000 shares of the Company’s common stock. As of December 31, 2025, the contractual terms allow the Company to make further advances of up to $97.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $251.4 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of December 31, 2025, GEM held 0% of the then fully-diluted shares of the Company. At December 31, 2025, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 13.9 million shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange.

The Company is currently implementing operational improvements and stringent operating expenses management to improve the profitability of its airline operations. In parallel, the Company is advancing its technology initiatives, including its software technology platform and electrification programs. In addition, the Company continues to evaluate strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining additional equity financing, issuing additional debt or entering into other financing arrangements, forming joint venture and other partnerships, and restructuring operations to grow revenues and decrease expenses. There can be no assurance that the Company will be successful in achieving its strategic plans, or that new financing will be available to the Company in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, reducing certain spending, altering or scaling back development plans, including plans to further develop our software technology platforms and to equip our regional airline operations with fully-electric or hybrid-electric aircraft, or reducing funding of capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the assets, liabilities and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation. Other than net loss, the Company does not have any other elements of comprehensive income or loss for the years ended December 31, 2025 and 2024.

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

Concentration of Risk

The financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. All of the Company’s cash deposits are held at financial institutions that management believes to be of high credit quality. The Company’s cash deposit accounts may exceed federally insured limits at times. The Company has not experienced any losses on cash deposits to date. For the years ended December 31, 2025 and 2024, the United States Department of Transportation (“U.S. DOT”) accounted for 38% and 39%, respectively, of the Company's consolidated revenues.

We are dependent on part suppliers to deliver necessary airplane components in a timely manner at prices and quality levels acceptable to us. Our inability to efficiently manage these suppliers could have a material adverse effect on our business, prospects, financial condition and operating results.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of December 31, 2025 and 2024 the Company had restricted cash of $10.1 million and $0.6 million, respectively, primarily consisting of funds restricted under the terms of the High Trail Convertible Note for the year ended December 31, 2025, (see Note 9, Financing Agreements), and collateral against a corporate credit card for the year ended December 31, 2024. The Company has classified the restricted cash as long term, which represents the expected lapse of the restriction.

Accounts Receivable, net

Accounts receivable primarily consist of amounts due from the U.S. DOT in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of December 31, 2025 and December 31, 2024. The Company has considered past and future financial and qualitative factors, including the age of unpaid receivables, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in all assets of Southern Airways Express (“SAE”), a subsidiary of Southern. The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

Accordingly, the accounts receivable remain on the Company’s Consolidated Balance Sheets until paid by the customer and cash proceeds from the financing arrangement are recorded as collateralized borrowing in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets, with attributable interest expense recognized over the life of the related transactions. Interest expense and contractual fees associated with the collateralized borrowings are included in interest expense and other expense, net, respectively, in the accompanying Consolidated Statements of Operations.

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

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as appropriate. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

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

Finance Leases

The Company measures finance lease right-of-use assets and finance lease liabilities initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding that portion of the payments representing executory costs (such as insurance, maintenance, and taxes to be paid by the lessor) including any profit thereon, with the corresponding liability recorded within the liabilities section of the Company’s Consolidated Balance Sheet. During the lease term, each minimum lease payment is allocated by the lessee between a reduction of the liability and interest expense to produce a constant periodic rate of interest on the remaining balance of the liability (the interest method). Finance lease right-of-use assets are depreciated in accordance with the Company’s property and equipment policy and is included within Depreciation and amortization on the Consolidated Statements of Operations. The corresponding lease liabilities are reduced as lease payments are made.

Revenue Recognition

Scheduled Revenue

Scheduled revenue is derived from scheduled passenger flights under the EAS program and through passenger single seat sales.

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel related and other costs in connection with the Company’s sales and marketing efforts. Advertising costs are expensed as incurred and were $3.5 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively. Sales and marketing excludes depreciation on property and equipment and amortization of finite-lived intangible assets.

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

Restricted Stock Unit Awards

The grant date fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock on the date of grant. RSUs vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis from the date of grant over the requisite service period.

Performance-Based Restricted Stock Units

During the year ended December 31, 2025, Company granted performance-based restricted stock unit (“PRSUs”) to employees, which will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The grant date fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. Expense attribution for these awards is based on a probability assessment regarding the achievement of the financial metric. The Company will record compensation expense on a cumulative basis to reflect the grant date fair value of shares expected to vest over the service period of each award.

The Company granted founder PRSUs (“founder PRSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PRSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PRSUs. The grant date fair value of founder PRSUs containing a market condition is recorded as stock-based compensation over the derived service period. Provided that each founder continues to be employed by the Company, either directly or as a non-employee consultant, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PRSUs will be expensed during the period in which the stock price targets are achieved.

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

The Company estimates the fair value of warrants to purchase its common stock using the Black-Scholes option pricing model. Warrants are principally issued to lenders and non-employees, some of whom are related parties, in connection with debt and equity fundraising and debt restructuring activities.

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

Under the two-class method, basic net loss per share applicable to common shareholders was calculated by dividing the net loss available to common shareholders by the weighted-average number of shares of common shares outstanding during the period. For purposes of determining the number of weighted-average common shares outstanding, the Company has included issued and outstanding common shares, penny common share warrants, and vested RSPAs. Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common share equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested RSUs, unvested RSPAs, stock options and warrants to purchase common shares were considered common share equivalents but had been excluded from the calculation of diluted net loss per share applicable to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss applicable to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share applicable to common shareholders, since dilutive common shares are not assumed to have been outstanding if their effect is anti-dilutive. The Company reported net loss applicable to common shareholders for the years ended December 31, 2025 and 2024.

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

There were no assets measured at fair value on a recurring basis as of December 31, 2025 and 2024.

The carrying amounts of certain financial assets and liabilities, including restricted cash, other current assets, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties approximate fair value because of the short maturity and liquidity of those instruments.

SAFE and Convertible Notes at Fair Value

The Company’s Simple Agreement for Future Equity with Tokens (“SAFE-T”) are financial instruments whereby an investor provides an investment into the Company, and the note is subsequently converted into a preferred equity security at a discount to the price paid by other investors when and if a preferred equity is issued through a qualifying capital raise. Due to certain provisions included in the agreements for these instruments, they are classified as liabilities as of December 31, 2025 and 2024.

The Company elected the fair value option for the convertible notes and SAFE-T financial instruments, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations, except for change in the fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The decision to elect the fair value option is determined on an instrument-by-instrument basis on the date the instrument is initially recognized, is applied to the entire instrument, and is irrevocable once elected. For instruments measured at fair value, embedded conversion or other features are not required to be separated from the host instrument. Issuance costs related to convertible securities carried at fair value are not deferred and are recognized as incurred within their original expense categories on the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance prospectively effective December 31, 2025.

Not Yet Adopted

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

Note 3. Prepaids and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid software	$5,188	$2,177
Prepaid marketing	2,395	2,434
Engine reserves	2,213	1,667
Prepaid interest	1,983	—
Vendor operator prepayments	811	744
Prepaid insurance	624	766
Other	1,106	723
Total prepaid expenses and other current assets	$14,320	$8,511

Note 4. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Aircraft, equipment and rotable spares	$45,519	$40,290
Equipment purchase deposits	2,000	2,000
Leasehold improvements	2,192	2,301
Office, vehicles and ground equipment	1,245	1,158
Internal-use software	4,993	2,729
Property and equipment, gross	55,949	48,478
Accumulated depreciation	(10,354)	(6,265)
Property and equipment, net	$45,595	$42,213

The Company recorded depreciation expense of $5.7 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. Depreciation expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

For the years ended December 31, 2025 and 2024, the Company recorded losses on disposal of property and equipment of $1.0 million and gains on disposal of property of $0.7 million, respectively. For the gains recorded during the year ended December 31, 2024, $0.4 million was the result of sale-leaseback transactions (see Note 7, Leases).

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	December 31, 2025	December 31, 2024
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(17,390)	(14,339)
Intangible assets, net	$20,067	$23,118

The Company recorded amortization expense of $3.1 million and $3.5 million for the year ended December 31, 2025 and 2024, respectively. Amortization expense is recognized as a component of Depreciation and Amortization expense in the accompanying Consolidated Statement of Operations.

Expected future amortization as of December 31, 2025 is as follows (in thousands):

Amount
2026	$2,915
2027	2,764
2028	2,577
2029	2,577
2030	2,577
Thereafter	6,657
Total	$20,067

Note 6. Other Assets

Other assets consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Credit support fee	$3,706	$—
Security deposits - aircraft operating leases	1,971	1,971
Long-term technology contracts	1,883	—
Cloud-hosted software	1,645	1,921
Credit card holdback	1,255	1,255
Security deposits - other	704	566
Long-term maintenance contracts	487	—
Other	37	410
Total other assets	$11,688	$6,123

Note 7. Leases

Operating Leases

Supplemental balance sheet information related to operating leases is as follows (in thousands):

Operating Leases	Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets	Operating lease right-of-use assets	$12,510	$17,046
Liabilities
Lease liabilities, current	Operating lease liabilities, current	$3,636	$4,120
Lease liabilities, current	Due to related parties, current	457	1,216
Lease liabilities, long term	Operating lease liabilities, long term	8,714	11,540
Lease liabilities, long term	Due to related parties, long term	—	457
Total lease liabilities		$12,807	$17,333

Lease term and discount rate were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	3.82 years	4.29 years
Weighted average discount rate	8.82%	8.68%

The components of lease cost are as follows (in thousands):

		Year ended December 31,
Lease Cost	Classification	2025	2024
Operating lease cost - aircraft	Cost of revenue	$7,248	$11,123
Operating lease cost - non-aircraft	Cost of revenue	22	781
Operating lease cost - non-aircraft	General and administrative	802	607
Lease cost, short term - aircraft	Cost of revenue	433	548
Lease cost, short term - non-aircraft	Cost of revenue	2,719	—
Lease cost, short term	General and administrative	29	181
Engine reserves	Cost of revenue	3,526	3,475
Total lease cost		$14,779	$16,715

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$6,788	$7,889
Non-cash transactions - operating lease assets obtained in exchange for operating lease liabilities	$1,103	$11,606

Maturities of operating lease liabilities are as follows as of December 31, 2025 (in thousands):

Amount
2026	$5,011
2027	3,524
2028	2,358
2029	2,219
2030	1,929
Thereafter	—
Total lease payment, undiscounted	15,041
Less: imputed interest	2,234
Total	$12,807

Sale-leaseback transactions

During the year ended December 31, 2024, the Company entered into three sale-leaseback transactions for the Company’s owned aircraft. Sales proceeds totaled $8.7 million, which resulted in the addition of corresponding operating use right of use assets and operating lease liabilities. The Company recorded a gain of $0.4 million as a result of the sale transactions. The leases will carry a term of six years.

Finance Leases

The Company’s finance lease assets include an aircraft, an aircraft engine, and other equipment. Supplemental balance sheet information related to finance leases is as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets
Finance lease right-of-use assets	$809	$1,115
Liabilities
Finance lease liabilities, current	$277	$265
Finance lease liabilities, long term	670	948
Total finance lease liabilities	$947	$1,213

Lease term and discount rate are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	3.3 years	4.2 years
Weighted average discount rate	11.48%	11.37%

Supplemental disclosures of cash flow and other information related to leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for finance lease liabilities	$266	$234
Non-cash transactions - Finance lease assets obtained in exchange for finance lease liabilities	$—	$95

Maturities of finance lease liabilities are as follows as of December 31, 2025 (in thousands):

Amount
2026	$371
2027	336
2028	264
2029	176
2030	—
Thereafter	—
Total lease payment, undiscounted	1,147
Less: imputed interest	(200)
Total	$947

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and benefits	$8,767	$5,940
Accrued professional services	9,195	10,431
Excise and franchise taxes payable	10,054	7,729
Collateralized borrowings	2,264	5,842
Software license fee payable	9,547	9,953
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	3,669	427
Interest and commitment fee payable	140	114
Other accrued liabilities	2,752	3,746
Total accrued expenses and other current liabilities	$47,702	$45,496

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5 million. The agreement is secured by a first security interest in all assets of Southern Airways Express, LLC, a subsidiary of Southern. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the year ended December 31, 2025, the Company borrowed a total of $36.1 million under this financing facility, of which $33.9 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the year ended December 31, 2025, amounted to $0.5 million, and is included in interest expense in the accompanying Consolidated Statements of Operations.

As of December 31, 2025 the Company was in compliance with all covenants under this financing facility.

In addition, during the year ended December 31, 2024, the Company received an advance payment of $3.0 million from a financing institution related to an expected future payment under the IRS’ Employee Retention Credit Program. Such amounts were collateralized against the value of the credits to be received, as well as other assets of Southern Airways Express, a subsidiary of Southern. During the year ended December 31, 2025, the Company received payments under the IRS’ Employee Retention Credit Program totalling $3.6 million, which were fully off-set against the collateralized borrowing, with the associated benefit recorded against associated payroll costs within the Company’s Consolidated Statement of Operations. As of December 31, 2025 and December 31, 2024, the Company has recorded $0 and $3.0 million within collateralized borrowings.

Accrued Professional Services

During the fourth quarter of 2024, the Company entered into agreements with several professional service firms engaged in support of the Company’s July 27, 2023 direct listing on the NYSE. These agreements modify the payment terms of prior service agreements to be contingent on future equity or debt financing by the Company. The Company originally estimated that a total of $7.1 million would be due under these agreements over a five year period. Given the uncertainty regarding the timing and amount of payment, all amounts have been classified as current liabilities within the Company’s consolidated balance sheet. During the year ended December 31, 2025, the Company has continued to make contractual payments against certain of these liabilities, with $6.8 million remaining as a current liability within the Company’s consolidated balance sheet as of December 31, 2025.

Note 9. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Note payable to bank, fixed interest rate of 4.65%, due November 2025	4	8
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	60	120
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	12,543	14,022
Note payable to Skywest, fixed interest rates of 4%, due April 2028	1,802	2,497
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,692	2,962
Credit Agreement to ComVest Partners, floating interest rate of SOFR + 5%, due November 2028	—	44,984
Debt Issuance Costs	—	(2,167)
Long-term debt, gross	17,101	62,426
Current maturities of long-term debt	(2,712)	(2,543)
Long-term debt, net of current maturities	$14,389	$59,883

Future maturities of total long-term debt as of December 31, 2025 are as follows (in thousands):

Amount
2026	$2,712
2027	12,029
2028	685
2029	157
2030	450
Thereafter	1,068
Total	$17,101

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of December 31, 2025, the Company was in compliance with all covenants in the loan agreements.

Credit Agreement

On November 14, 2024, the Company entered into a 4-year credit agreement with certain affiliates of Comvest Partners, as lenders (the “Credit Agreement”), pursuant to which the Company borrowed $44.5 million as a term loan, and $5.5 million of delayed draw commitments, which the Company will use to fund monthly interest payments under the Credit Agreement. This resulted in net proceeds of $42.7 million after funding debt issuance costs. Borrowings under the delayed draw commitments totaled $3.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

The loans under the Credit Agreement accrued interest at a rate of (x) SOFR (subject to a 1.00% floor) plus (y) 5.00%, and were subject to a prepayment premium for 18 months after the initial funding date. There was a 1.50% fee on the aggregate loans and commitments, paid at the initial funding. The loans under the Credit Agreement have no payments due other than interest, in advance of the original maturity date on November 14, 2028.

The Credit Agreement was fully backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company had entered into a reimbursement agreement with Park Lane (see Note 18, Related Party Balances and Transactions).

During November 2025, the Company made full repayment of all principal and interest due under the Credit Agreement, in addition to an additional $2.2 million due under the prepayment premium defined in the Credit Agreement. The Company recorded a loss on extinguishment of debt of $3.9 million associated with this repayment.

Fair Value of Convertible Instruments

The Company has elected the fair value option for convertible notes described below, which requires them to be remeasured to fair value each reporting period with changes in fair value recorded in changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations, except for change in fair value that results from a change in the instrument specific credit risk which is presented separately within other comprehensive income. The fair value estimate includes significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

High Trail Convertible Note

On November 12, 2025, the Company closed a $74 million aggregate principal amount of senior secured convertible notes (the “Note”) in a private placement with High Trail Capital (the “Holder”). The Note will be the senior secured obligation of the Company, guaranteed by certain of the Company’s subsidiaries. The Note was sold at 87.8% of its principal amount, with the Company receiving $65 million of proceeds before expenses. The Note will not accrue interest except in the event of an event of default, which will accrue interest at a rate of 15% per annum. The Note will mature on October 31, 2028, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 105% of such principal amount.

The Note may be converted at an initial conversion price of approximately $3.98 per share of the Company’s common stock, representing an aggregate of 18,574,297 shares of the Company’s common stock that could be converted under the Note.

Subject to specified conditions, the Company may force the Holder to convert the Note at any time if the last reported sale price per share of the Company’s common stock equals or exceeds 150% of the then current conversion price on each of the immediately preceding 20 consecutive trading days, in amounts (i) not less than the lesser of (x) $10,000,000 and (y) the remaining outstanding principal amount of the Note, but (ii) not greater than 2.5 times the average dollar daily trading volume during the related 20 trading day measurement period.

The Holder will have the option to require the Company to partially redeem the Note on the first and fifteenth day of each month beginning March 1, 2026 in an amount equal to the greater of (a) 5.0% of the aggregate dollar trading volume of the Company’s common stock, (b) an amount equal to (i) $2,000,000, minus (ii) the cumulative sum of the amounts by which the principal amounts partially redeemed have exceeded $2,000,000 for all prior redemption periods, less any amounts that have previously been applied by the Company pursuant to this clause (ii) to reduce partial redemption amounts, if any, and (c) $750,000. The Holder may elect to receive shares in an amount determined by applying the conversion rate to the redemption payment otherwise due. Any such partial redemption payment (whether in cash or in shares) shall reduce the principal amount by such paid amount divided by one hundred five percent (105%). The maximum number of shares issuable under the Note (if the entire Note were redeemed on this basis) would be 19,503,012.

Further, on March 1, 2026, the Holder of the Note will have the right to require the Company to redeem a principal amount of the Note equal to up to 50% of the gross proceeds from any equity financings (including from our equity line of credit or any future at-the-market program) since issuance of the Note, provided that in no event will such amount exceed $6,000,000.

The Company is subject to comprehensive negative and affirmative covenants, including, inter alia, restrictions on its ability to incur indebtedness, create liens, make investments, declare or pay cash dividends or repurchase equity, and transfer or sell material assets, in each case subject to certain enumerated exceptions. The Company must also maintain a minimum liquidity of $10,000,000 in unrestricted cash and cash equivalents in controlled accounts. The Company also must obtain prior written consent from a majority of holders of the Note before issuing additional debt or securities that would cause a default under the Note or restrict the Company’s ability to pay the principal amount thereon. In addition, the Company must maintain a required reserve of authorized and unissued common stock calculated pursuant to a specified formula set forth in the Note, and deliver and maintain a letter of credit to backstop the Note. The Company must also maintain at least $30,000,000 in available capacity under either an equity line of credit or an “at-the-market” offering within the meaning of Rule 415(a)(4) of the Securities Act pursuant to which the Company may issue and sell shares of common stock from time to time. This requirement will be met through continued access to the Share Purchase Agreement with GEM (see Note 10, Share Purchase Agreement, GEM Purchase, and Mandatory Convertible Security). Additional affirmative covenants require the Company to maintain its business within existing lines, preserve its corporate existence, properties and intellectual property rights, maintain adequate insurance and ensure affiliate transactions are on arm’s length terms.

The Note is partially backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company had entered into an amended reimbursement agreement with Park Lane (see Note 18, Related Party Balances and Transactions).

LamVen Note

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the LamVen Note (see Note 18, Related Party Balances and Transactions) to a non-affiliated third party under terms identical to the original LamVen Note (the “New Convertible Note”). Subsequent to these transfers, the holder of the New Convertible Note converted $48.0 million of the principal amount, inclusive of then accrued interest, to 14,025,167 shares of the Company’s common stock. As a result, as of December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”), with $1.9 million outstanding under the New Convertible Note.

During January 2026, the holder of the New Convertible Note converted the remaining $1.9 million of the principal amount, inclusive of then accrued interest, to 967,018 shares of the Company’s common stock.

PFG Convertible Note Purchase Agreement

On June 21, 2023, the Company entered into a convertible note purchase agreement (the “Convertible Note Purchase Agreement”) with PFG for a senior unsecured convertible promissory note for an aggregate principal amount of $8.0 million. The note interest rate of 9.75% and matured on December 31, 2024. All unpaid principal and interest balances may be converted into shares of the Company’s common stock, at the option of the holder, at a price equal to 120% of the opening trading price of the Company’s common stock on the date of its direct listing on the NYSE. Based on the $35.00 per share opening price on the first day of listing of the Company’s common stock, the principal of the Convertible Note Purchase Agreement would be convertible into 196,476 shares of the Company’s common stock.

On November 14, 2024, the Company amended the existing Convertible Note Purchase Agreement with PFG, which had an outstanding principal amount of $8.0 million upon amendment.

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

During the year ended December 31, 2025, the Company made principal payments of $4 million against the Convertible Note Purchase Agreement. The obligations under the Convertible Note Purchase Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

As of December 31, 2025, the Company was in compliance with all covenants under the Note and the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	December 31, 2025	December 31, 2024
High Trail Note	61,600	—
New Convertible Note	1,875	—
Convertible Note Purchase Agreement	3,982	7,347
Total	67,457	7,347
Convertible notes at fair value, current	(42,274)	—
Convertible notes at fair value, long-term	$25,183	$7,347

Fair Value of SAFE-T Notes

The Company’s SAFE-T notes are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019, but the holder has elected not to effect an equity conversion of the instrument. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net within the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the value of the SAFE-T notes was $5 thousand and $13 thousand, respectively.

Note 10. Share Purchase Agreement and GEM Mandatory Convertible Security

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

During the year ended December 31, 2025, the Company received total proceeds of $47.2 million through completed draws under the SPA, resulting in the issuance of 13,450,000 shares of the Company’s common stock. As of December 31, 2025, the Company had $251.4 million in remaining availability for draws under the SPA.

The fair value of the liability related to the SPA was $0 and $0 as of both December 31, 2025 and 2024, as there was no unsettled draws or advances under the SPA. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations.

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

During the year ended December 31, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $38.6 million, which represented full settlement of the Mandatory Convertible Security. The outstanding principal balance of the Mandatory Convertible Security at December 31, 2025 and December 31, 2024 was $0 and $38.6 million, respectively.

The fair value of the Mandatory Convertible Security liability was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Company will not be able to satisfy the liability through the issuance of shares of common stock and taking into account the value of the consideration transferred to the Company upon closing of the MCSPA. This was inclusive of the value of the shares returned to the Company and the cancellation of the share transfers due in settlement of the GEM derivative liability (see Note 11, Fair Value Measurements). For the years ended December 31, 2025 and 2024, the Company recorded losses on the change in fair value of financial instruments carried at fair value of $15.4 million and $11.7 million, respectively, related to the Mandatory Convertible Security, resulting in a liability of $0 and $23.2 million as of December 31, 2025 and 2024, respectively, which was included as part of other long-term liabilities within the Consolidated Balance Sheets. Significant inputs in determining period end fair value of the Mandatory Convertible Security as of December 31, 2024 were as follows:

December 31, 2024
Par amount	38,615
Probability of default	—%
Expected volatility	155.7%
Discount rate	4.3%
Share price	$5.39

Note 11. Fair Value Measurements

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the consolidated financial statements (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$67,457	$67,457
SAFE-T notes at fair value	—	—	5	5
LamVen Note	—	—	100	100
Liability classified warrants	—	—	2,831	2,831
Total financial liabilities	$—	$—	$70,393	$70,393

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$7,347	$7,347
SAFE-T notes at fair value	—	—	13	13
LamVen Note	—	—	50,000	50,000
GEM derivative liability	—	—	23,221	23,221
Total financial liabilities	$—	$—	$80,581	$80,581

The following table provides a reconciliation of activity and changes in fair value for the Company’s convertible loans and redeemable convertible preferred stock warrant liability using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	LamVen Note	Mandatory Convertible Security	Liability Classified Warrants
Balance at December 31, 2024	$7,347	$13	$50,000	$23,221	$—
Change in fair value	(2,765)	(8)	—	15,379	(2,952)
Debt and equity financing issuances	65,000				5,783
Transfers	49,900	—	(49,900)	—	—
Conversions into common stock	(48,025)	—	—	—	—
Payments	(4,000)	—	—	(38,600)	—
Balance at December 31, 2025	$67,457	$5	$100	$—	$2,831

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$17,101	$16,988	$64,593	$64,707

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 12. Shareholders’ Deficit

Registered Direct Offerings

On March 31, 2025, the Company entered into a securities purchase agreement with an investor relating to the offering and sale in a registered direct offering of an aggregate of 1,860,000 shares of the Company’s common stock, at an offering price of $2.50 per share, and pre-funded warrants to purchase up to 140,000 shares of the Company’s common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on April 1, 2025, and are included as shares issued with the remainder of the offering. As part of this offering, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock to an advisor who assisted with the offerings. These warrants have an exercise price equal to $3.125 per share and are exercisable for five years from the commencement of sales in the offerings.

On June 25, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a registered direct offering of an aggregate of 10,800,002 shares of the Company’s common stock, at an offering price of $2.50 per share, including pre-funded warrants to purchase up to 926,668 shares of common stock, at an offering price of $2.4999 per share, which were all exercised concurrent with the closing of the offering on June 26, 2025. As part of this offering, the Company issued warrants to purchase up to 540,000 shares of the Company’s common stock to an advisor who assisted with the offerings. These warrants have an exercise price equal to $3.125 per share and are exercisable for five years from the commencement of sales in the offerings.

On November 10, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a registered direct offering of an aggregate of 3,975,901 shares of the Company’s common stock, at an offering price of $3.32 per share. Concurrent with the closing of the offering on November 12, 2025, the Company issued warrants to purchase up to 3,975,901 shares of the Company’s common stock to the associated investors. These warrants have an exercise price equal to $3.32 per share and are exercisable for two years from the commencement of the offering. Due to settlement provisions included in the warrant agreements, such amounts have been classified as a liability, carried at fair value, with changes in such fair values recorded through earnings at each reporting period.

The Company received gross proceeds from these offerings of $45.2 million, which resulted in approximately $42.6 million of net proceeds after deducting placement agent fees and direct offering expenses totaling $2.6 million. These proceeds have been allocated between the common stock, equity classified warrants, and liability classified warrants issued as part of the offerings.

In addition, the Company issued 1,000,000 shares of common stock (the “Palantir Shares”) on November 10, 2025 at a price of $3.32 per share as a prepayment of consideration for license fees and related professional services to be rendered by Palantir Technologies Inc. (“Palantir”) pursuant to the Company’s existing software license agreement with Palantir (See Note 13, Commitments and Contingencies). In addition, the Company delivered 881,579 additional shares of its common stock to Palantir as consideration for license fees and related professional services pursuant to the license agreement on an unregistered basis on November 12, 2025, representing a total payment in shares of the Company’s common stock of approximately $6 million (together, the “Palantir Placement”).

Private Placements

During May 2025, the Company sold 816,326 shares of the Company’s common stock in private placements for gross proceeds of $2.0 million. Such sales were effected at a purchase price of $2.45 per share, which was the minimum price, under New York Stock Exchange regulations, as of May 22, 2025.

On November 10, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a private placement of an aggregate of 2,048,195 shares of the Company’s common stock, at an offering price of $3.32 per share for total proceeds of $6.8 million. Concurrent with the closing of the offering on November 12, 2025, the Company issued warrants to purchase up to 2,048,195 shares of the Company’s common stock to the associated investors. These warrants have an exercise price equal to $3.32 per share and are exercisable for two years from the commencement of the offering. Due to settlement provisions included in the warrant agreements, such amounts have been classified as a liability, carried at fair value, with changes in such fair values recorded through earnings at each reporting period.

The Company received net proceeds from these private placement offerings of $8.8 million. These proceeds have been allocated between the common stock and liability classified warrants issued as part of the offerings.

Warrants

A summary of warrant activity associated with equity financings for the year ended December 31, 2025 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	3,389,398	9.87	$12,296	$1.83
Granted	6,664,096	4.45	—	3.30
Exercised	(265,725)	—	—	3.13
Canceled	—	—	—	—
Outstanding at December 31, 2025	9,787,769	6.24	373	2.80
Exercisable at December 31, 2025	9,787,769	6.24	373	2.80

The assumptions used to estimate the fair value of warrants granted during the year ended December 31, 2025 and 2024 and were as follows:

	For The Year Ended December 31,
	2025	2024
Risk-free interest rate	3.56% - 3.91%	4.43%
Expected term (in years)	2.0 - 5.0	10.0
Dividend yield	—	—
Expected volatility	77.11%- 153.17%	146.5%

Note 13. Commitments and Contingencies

Software License Agreements

On May 18, 2021, and later modified during July 2025 and November 2025, the Company executed four agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for a combined term of nine years, commencing on the effective date. The agreements identify two phases where Palantir provides services to customize the software: an initial term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an enterprise term from July 1, 2023 to June 30, 2030 with a cost of $30.7 million, for a total cost of $41.7 million.

As of December 31, 2025 and December 31, 2024 the Company capitalized $3.4 million and $3.1 million, respectively, related to the software that Palantir has provided to the Company. During the year ended December 31, 2025, the Company settled $11.8 million in invoiced amounts from Palantir through the issuance of 3,769,385 shares of the Company's common stock. As of December 31, 2025, the Company had $12.6 million in remaining commitments under these agreements, of which $5.1 million has been prepaid through the issuance of shares of the Company’s common stock.

In July 2025, the Company and Palantir modified the enterprise term of the existing software license agreement. In addition to a two-year extension, the Company is Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, a wholly owned subsidiary of the Company, versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STCs”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. The $12.5 million of deposits were recorded to technology and development expenses within the Company’s consolidated statements of operations during the fourth quarter of 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million are due as of December 31, 2025 and are included as part of accrued expenses on the Company’s Consolidated Balance Sheet. The remaining $35 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the company continues to actively pursue.

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

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of seven years (see Note 21, Subsequent Events). The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. As of December 31, 2025, the Company has made deposits of $2.0 million under this agreement, for aircraft to be delivered during 2026.

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of December 31, 2025.

Palantir Joint Venture

On August 9, 2024, the Company entered into a joint venture agreement (the “JV Agreement”) with Palantir. Pursuant to the JV Agreement, the Company established Surf Air Technologies Inc. (“Surf Air Technologies”), a subsidiary of the Company, in order to develop, market, sell, maintain, and support an artificial intelligence-powered software platform for the advanced air mobility industry, to provide operators of all types of aircraft, amongst other software products and solutions, with systems for the management of planes, airline operations, and customer facing applications.

Instead of consummating the joint venture contemplated by the JV Agreement, on July 2, 2025, the Company and Palantir modified their existing software license agreement, as an expansion and enhancement of the overall relationship between the companies. In addition to a two-year extension, the Company will be Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement, as discussed above.

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of December 31, 2025 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of

$0.06 million and court costs of approximately $0.003 million. The full settlement had been accrued within Accrued expenses and other current liabilities on the Consolidated Balance Sheets by the Company as of December 31, 2025 and December 31, 2024.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact as of December 31, 2025. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

FAA Matters

Our operations are highly regulated by several U.S. government agencies, including the U.S. DOT, the Federal Aviation Administration (“FAA”) and the Transportation Security Administration. Requirements imposed by these regulators (and others) may restrict the ways we may conduct our business, as well as the operations of our third-party aircraft operators. Failure to comply with such requirements may result in fines and other enforcement actions by the regulators.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (“Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Consolidated Balance Sheets and is in the amount of $9.9 million and $7.7 million as of December 31, 2025 and December 31, 2024, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected. In December 2025, the Company submitted a request for reconsideration to the IRS regarding the previously filed OIC. Along with this request, the Company will continue to explore available options regarding settlement of its federal excise tax liability, including the submission of additional OICs.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is $0.9 million and $1.6 million as of December 31, 2025 and December 31, 2024, respectively.

Note 14. Disaggregated Revenue

The disaggregated revenue for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Scheduled	$76,989	$90,735
On-Demand	$29,568	28,690
Total revenue	$106,557	$119,425

The revenue deferred and recognized for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning of period	$17,393	$21,725
Revenue deferred	60,515	62,546
Revenue recognized	(59,984)	(66,878)
Deferred revenue, end of period	$17,924	$17,393

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12-24 months, when the tickets are either used by passengers or expired pursuant to their terms. For the year ended December 31, 2025, $11.1 million of revenue was recognized in passenger revenue that was included in our deferred revenue liability at December 31, 2024. For the year ended December 31, 2024, $15.5 million of revenue was recognized in passenger revenue that was included in our deferred revenue liability at December 31, 2023.

Note 15. Stock-Based Compensation

2023 Equity Incentive Plan

On July 27, 2023, concurrent with the Company’s direct listing, the Company’s board of directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”). A total of 1,071,429 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2023 Plan. In addition, the shares authorized for grant will automatically increase on the first trading day in January of each year (commencing with 2024) by an amount equal to the lesser of (1) 5.0% of the total number of our outstanding shares on the last trading day in December in the prior year, or (2) such number as determined by our board of directors. Any shares subject to awards that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for other award grants under the 2023 Plan. Shares subject to outstanding awards granted under the Company’s prior plan, the 2016 Plan, that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2023 Plan.

Awards under the 2023 Plan may be in the form of incentive or nonqualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards.

The Company issues shares of common stock upon the vesting and settlement of RSUs and PRSUs and upon the exercises of stock options under the 2023 Plan. The 2023 Plan is administered by the Company’s board of directors, or a duly authorized committee of the Company’s board of directors.

2016 Equity Incentive Plan

No further stock awards will be granted under the 2016 Plan; however, awards outstanding under the 2016 Plan will continue to be governed by their existing terms.

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

As of December 31, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator, which is the Company’s board of directors or a duly authorized committee of the Company’s board of directors.

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

The Company recorded a net reduction of $16.6 million in stock based compensation expense related to the Incentive Bonus Plan during the year ended December 31, 2024. The Company recorded no additional stock-based compensation expense associated with the Incentive Bonus Plan during the year ended December 31, 2025. As of December 31, 2025 and 2024, a total of $0 was outstanding under the Incentive Bonus Plan.

Stock Options

A summary of stock option activity for the year ended December 31, 2025 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	2,689,131	9.21	$1,353	$7.80
Granted	—	—	—	—
Exercised	(49,570)	—	—	5.09
Canceled	(306,799)	—	—	6.22
Outstanding at December 31, 2025	2,332,762	8.24	11	8.07
Exercisable at December 31, 2025	1,206,243	8.09	11	9.78

No stock options were granted during the year ended December 31, 2025.

As of December 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s stock options was approximately $0.6 million with a weighted-average remaining vesting period of approximately 1.29 years.

The following table provides supplemental data on stock options for the years ended December 31, 2025 and 2024 (in $ thousands, except for weighted average figures):

	For The Year Ended December 31,
	2025	2024
Weighted average grant date fair value per option granted	$—	$1
Fair value of options vested	$1,431	$3,815
Cash from participants to exercise stock options	$255	$20
Intrinsic value of options exercised	$142	$5

The assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024 were as follows:

For The Year Ended December 31,
	2025	2024
Risk-free interest rate	—	3.97-4.25%
Expected term (in years)	—	3.5 - 5.8
Dividend yield	—	—
Expected volatility	—	55.69% - 59.07%

Warrants

During the year ended December 31, 2025, the Company issued 1,127,040 warrants for purchase of the Company’s common stock. Awards to non-employee consultants will vest 25% on the grant date and 25% upon each anniversary over the ensuing three-year period or only upon the achievement of certain market-based metrics.

A summary of warrant activity for the year ended December 31, 2025 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2024	1,160,560	9.71	$230	$5.92
Granted	1,127,040	4.87	—	6.12
Exercised	—	—	—	—
Canceled	(911,544)	—	—	6.17
Outstanding at December 31, 2025	1,376,056	5.30	—	5.91
Exercisable at December 31, 2025	564,790	5.30	373	5.54

As of December 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.6 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.30 years.

The assumptions used to estimate the fair value of warrants granted during the year ended December 31, 2025 and 2024 and were as follows:

For The Year Ended December 31,
	2025	2024
Risk-free interest rate	3.57% - 4.08%	3.52% - 4.43%
Expected term (in years)	5.0 - 10.0	5.0 - 10.0
Dividend yield	—	—
Expected volatility	153.12% - 157.11%	47% - 147%

Equity-based awards granted in the form of warrants are not considered granted under the terms of the 2023 Plan and are often subject to separate registration rights that those included under the 2023 Plan.

The Company has also granted warrants as a component of equity financing transactions, which were granted fully vested as of the respective transaction dates (see Note 12, Shareholders’ Deficit). No compensation expense has been recorded for these transactions.

Restricted Stock Units

During the year ended December 31, 2025, the Company issued 2,316,380 RSUs under the 2023 Plan to employees and non-employee directors, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 4 years.

A summary of RSU activity for the year ended December 31, 2025 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2024	316,663	$4.52
Granted	2,316,380	2.72
Vested/shares issued	(1,209,823)	3.00
Forfeited, cancelled, or expired	(115,854)	2.66
Unvested RSUs at December 31, 2025	1,307,366	$2.89

During the year ended December 31, 2025, the Company repurchased 196,750 shares from employees for $0.4 million in satisfaction of employee tax withholdings related the issuance of shares under RSU awards.

Restricted Share Purchase Agreement

A summary of RSPA activity for the year ended December 31, 2025 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2024	36,907	$29.13
Granted	—	—
Vested	(23,421)	29.13
Forfeited	—	—
Unvested RSPAs at December 31, 2025	13,486	29.13

As of December 31, 2025, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $0.4 million, which is expected to be recognized over a weighted average period of 0.4 years.

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

The Company estimated the grant date fair value of the PRSUs with market conditions based on multiple stock price paths developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model also calculates a derived service period based on the expected time to achieve the defined stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation.

For Founder PRSUs, granted with market conditions, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the Founders PRSUs was $15.82 per share. The Company will recognize total stock-based compensation expense of $6.3 million over the derived service period of 2.1 years as the founders satisfy the service-based vesting condition.

For the PRSUs, with market conditions, granted in October 2023, an expiration term of 5 years (as defined in the grant agreements) was utilized. A volatility of 71.0 percent was determined, based on an established peer group over the maximum term to expiration. The weighted-average grant date fair value of the PRSUs was $5.67 per share for the 7,143 RSUs vesting upon an Average Closing Price equaling or exceeding $35 per share, $3.85 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $70 per share, and $2.73 per share for the 10,714 RSUs vesting upon an Average Closing Price equaling or exceeding $105 per share. The Company will recognize total stock-based compensation expense of $0.1 million over the derived service period of 2.6 to 3.6 years as the employee satisfies the service-based vesting conditions.

During the year ended December 31, 2025, the Company issued 1,142,500 PRSUs under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of PRSU activity for the year ended December 31, 2025 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2024	428,571	$14.74
Granted	1,142,500	2.57
Shares issued	(365,625)	15.61
Forfeited, cancelled, or expired	(74,375)	2.32
PRSUs at December 31, 2025	1,131,071	$3.09

During the year ended December 31, 2025 the Company accelerated the vesting of approximately 360,000 Founder PRSU awards. In connection with this share vesting, the Company recognized $653 thousand in additional stock-based compensation expense pertaining to the remaining grant date fair value of the awards.

The following table represents the various price targets included in the PRSU awards with market conditions and the number of PRSUs that will vest upon achievement of such price targets:

Company Price Target	Number of PRSUs Eligible to Vest
$35.00	7,143
70.00	50,713
105.00	10,714

A summary of stock-based compensation expense recognized is as follows (in thousands):

	For The Year Ended December 31,
	2025	2024
Stock Options	$1,431	$3,815
RSUs	3,932	2,703
RSPAs	675	687
PRSUs	2,973	3,083
Warrants	546	403
Management Incentive Bonus Plan	—	(16,667)
Other	504	—
Total Stock Based Compensation	$10,061	$(5,976)

Note 16. Segments

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

	Year Ended December 31,
	2025	2024

Revenue	$106,557	$119,425
Operating Expenses:
Aircraft expenses	$76,812	$76,164
Pilot expenses	13,709	18,390
Other (1)	11,855	15,380
Cost of revenue, exclusive of depreciation and amortization	102,376	109,934
Technology and development	10,299	24,041
Sales and marketing	8,177	7,514
General and administrative	53,285	29,851
Depreciation and amortization	9,294	8,341
Total operating expenses	183,431	179,681
Operating loss	$(76,874)	$(60,256)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(8,574)	$(11,732)
Interest expense	(13,205)	(8,617)
Gain (loss) on extinguishment of debt	(3,904)	5,398
Other income (expense), net	(8,379)	12
Total other income (expense), net	$(34,062)	$(14,939)
Loss before income taxes	(110,936)	(75,195)
Income tax benefit	380	287
Net loss	$(110,556)	$(74,908)

(1) Other costs of revenue are comprised of personnel costs related to customer service operations, station expenses, reservation systems and passenger re-accommodation/ re-booking on other carriers.

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

Note 17. Income Taxes

Income from continuing operations before provision for income taxes for the Company's domestic and international operations was as follows (in thousands):

	December 31,
	2025	2024
Domestic	$(110,276)	$(72,132)
International	(660)	(3,063)
Loss before provision for income taxes	$(110,936)	$(75,195)

Significant components of the provision for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	15	8
Total	15	8
Deferred:
Federal	(262)	(235)
State	(133)	(60)
Total	(395)	(295)
Total tax expense (benefit)	$(380)	$(287)

Income taxes in our consolidated financial statements have been calculated on a consolidated tax return basis. The following tables present the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate (in thousands):

	Year Ended December 31, 2025
Federal income taxes at statutory rate	$(23,296)	21.00%
State and local income taxes, net of federal benefit (1)	(241)	0.22%
Foreign tax effects
Foreign rate differential	139	(0.12)%
Nontaxable or nondeductible items
Share based compensation	1,489	(1.34)%
Change in fair value of financial instruments	2,515	(2.27)%
Other	329	(0.30)%
Other provision adjustments	349	(0.31)%
Uncertain tax positions	177	(0.16)%
Change in valuation allowance	18,159	(16.37)%
Effective income tax rate	$(380)	0.34%

	Year Ended December 31, 2024
Federal income taxes at statutory rate	$(15,791)	21.00%
State tax benefit	(2,910)	3.87%
Share based compensation	592	(0.79)%
Change in fair value of financial instruments	2,464	(3.28)%
Permanent difference	1,422	(1.89)%
Uncertain tax positions	1,453	(1.93)%
Change in valuation allowance	12,483	(16.60)%
Effective income tax rate	$(287)	0.38%

(1) 50% of more of our state tax provision relates to the California state taxing jurisdiction(s).

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Accrued expenses and reserves	1,107	2,082
Stock compensation	1,157	1,316
Interest expense carryforward	6,800	3,229
Net operating loss carryforward	72,248	54,169
Capitalized research costs	4,007	5,102
Lease liabilities - operating leases	3,200	4,164
Deferred revenues	961	1,444
Other	(1,191)	156
Deferred Tax Assets, Gross	88,289	71,662
Valuation Allowance	(76,280)	(57,548)
Deferred Tax Assets, Net of Valuation Allowance	12,009	14,114
Depreciation and amortization differences	(9,153)	(10,302)
ROU assets - operating leases	(3,242)	(4,532)
Prepaid expenses	(396)	(321)
Other	—	—
Total Deferred Tax Liabilities	(12,791)	(15,155)
Total Deferred Tax Assets (Liabilities), net	$(782)	$(1,041)

As of December 31, 2025, the Company has approximately $403.4 million of gross federal net operating loss (“NOL”) carryforwards, of which $90.5 million will begin to expire in 2030. The federal NOLs generated after 2017 can be carried forward indefinitely and be used to offset up to 80% of future taxable income. Additionally, as of December 31, 2025, the Company has approximately $355.4 million of gross state NOL carryforwards, which will begin to expire in 2030. The described carryforwards are included in the Company's calculation of its deferred tax asset; however, realization of the deferred tax asset is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards. Also, utilization of the operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of approximately $76.3 million and $57.5 million, respectively, on the net deferred tax assets, as management does not believe it is more likely than not that the tax assets will ultimately be realized. The valuation allowance increased by $18.7 million during the year primarily due to the increase in the Company’s net operating losses during the period.

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

The following is a tabular reconciliation of the total amount of the Company's unrecognized tax benefits for the year (in thousands):

	2025	2024
Unrecognized tax benefits at January 1,	$38,979	$37,146
Additions for tax positions of prior years	217	1,833
Unrecognized tax benefits at December 31,	$39,196	$38,979

As of December 31, 2025 and December 31, 2024, the Company had $39.2 million and $39.0 million of unrecognized tax benefits, respectively, none of which would result in a reduction of the Company's effective tax rate, if recognized, due to the valuation recorded within the U.S. federal and state jurisdictions. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2025 and 2024.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There are no ongoing income tax examinations as of December 31, 2025. Tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modifies the business interest expense limitation calculation. These changes were incorporated into the Company's income tax provision for the year ended December 31, 2025, resulting in no impact to the fiscal year 2025 effective tax rate and net deferred tax assets as the Company maintains a full valuation allowance.

Note 18. Related Party Balances and Transactions

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

In addition, on November 14, 2024, outstanding principal and interest of existing LamVen notes of $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the New York Stock Exchange on the date immediately preceding November 14, 2024, and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share (Note 12. Shareholders’ Deficit).

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the year ended December 31, 2025, the Company recorded $1.1 million of interest expense related to the amortization of this discount.

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note. Subsequent to the transfer, the holder of the New Convertible Note converted $48.0 million of the principal amount, inclusive of then accrued interest, to 14,025,167 shares of the Company’s common stock. As a result, as of December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”), with $1.9 million (the “New Convertible Note”) held by a non-related party.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Park Lane, an entity affiliated with a co-founder of the Company (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions. The Reimbursement Agreement contains certain representations and warranties, covenants and events of default.

Park Lane appointed an observer to the Company’s board of directors, a right that was granted in the Reimbursement Agreement.

On November 12, 2025, the Company entered into an amendment to the Reimbursement Agreement, to add the letter of credit, used in support of the High Trail Convertible Note (Note 9. Financing Arrangements) to the scope of the Reimbursement Agreement.

As consideration for Park Lane’s commitment to provide credit support for the letter of credit over a three year period, the Company issued 2,025,000 shares of the Company’s common stock to Park Lane on November 12, 2025. Such amount has been capitalized as a credit enhancement asset of the Company and will be amortized to interest expense over the three year term of the credit support commitment.

Other Transactions

The Company previously leased four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025. In October 2025, the parties entered into a settlement agreement with respect to return conditions under the leases. As consideration, the Company issued 1,200,000 shares (300,000 shares per aircraft) of its common stock to Park Lane and subsequently terminated the respective aircraft leases thereto. As a result of this issuance, the Company recorded the $5.4 million fair value of the shares issued as a settlement expense for the year ended December 31, 2025, which was included as part of other income (expense), net within the Company’s Consolidated Statement of Operations.

JA Flight Services and BAJ Flight Services

As of December 31, 2025, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $0.3 million and $1.3 million in combined lease and engine reserve expense attributable to JAFS and BAJFS during years ended December 31, 2025 and December 31, 2024, respectively.

Schuman Aviation

As of December 31, 2025, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by an employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $1.7 million in combined lease and engine reserve expense attributable to Schuman for both the year ended December 31, 2025 and the year ended December 31, 2024. As of December 31, 2025, the Company owed approximately $0.5 million to Schuman, which is included in Due to Related Parties, current on the Consolidated Balance Sheet.

Additionally, the Company has an existing agreement with Schuman obtained in conjunction with the acquisition of Schuman in 2020, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Island commuter airspace for a period of 10 years.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC, an entity wholly-owned by David Anderman, a director of the Company, provides advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of the Company’s common stock.

Note 19. Supplemental Cash Flows

Supplemental Cash Flows for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$9,116	$3,410
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under Software License Agreement	$11,789	$9,574
Issuance of Common shares related to Convertible Notes conversions	$48,264	$—
Purchases of property and equipment included in accounts payable	$5,112	$326
Issuance of Common shares in settlement of vendor payables	$760	$—
Reclassification of aircraft deposits to data license fees	$—	$3,000
Shares received as consideration for Mandatory Convertible Security	$—	$1,796
Conversion of Mandatory Convertible Security to common shares	$—	$1,621
Conversion of LamVen Term Notes	$—	$7,473
Capitalized Interest on Convertible Notes	$—	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$10,144
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$95

Note 20. Net Loss per Share Applicable to Common Shareholders, Basic and Diluted

The Company calculates basic and diluted net loss per share attributable to common shareholders using the two-class method required for companies with participating securities. The Company considers preferred stock to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common shares.

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data):

	Year Ended December 31,
	2025	2024
Net loss	$(110,556)	$(74,908)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	35,101,792	12,910,341
Net loss per share applicable to common shareholders, basic and diluted	$(3.15)	$(5.80)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Excluded securities:
Options to purchase common shares	2,332,762	2,689,131
Warrants to purchase common shares	11,163,825	4,549,958
Restricted stock units	2,432,187	745,234
Unvested RSPAs	13,486	36,907
Convertible notes (as converted to common shares)	19,322,698	9,802,974
Mandatory Convertible Security	—	9,887,756
Total common shares equivalents	35,264,958	27,711,960

Note 21. Subsequent Events

BETA Aircraft Purchase and Strategic Agreements

In March 2026, the Company entered into an agreement with BETA Technologies (“BETA”) to purchase 25 BETA CX300 all-electric ALIA aircraft with the option to add up to 75 additional CX300 all-electric ALIA aircraft through 2030. Deliveries are scheduled to commence in 2028 and represent firm purchase commitments in excess of $90.0 million. With this, and other, strategic agreements, the Company will combine its operating expertise, existing passenger demand, and established airport infrastructure with BETA’s electric aircraft with the goal of launching the first commercial electric passenger service in Hawaii.

TAI Aircraft Purchase Agreement

In February 2026, the Company and TAI amended their aircraft purchase agreement, pursuant to which commitments for firm deliveries of 90 specifically configured Cessna Caravans, and the option to purchase an additional 26 specifically configured Cessna Caravans, were reduced to a commitment for firm deliveries of four specifically configured Cessna Caravans slated for delivery in 2026. Following this amendment, remaining firm commitments under the TAI aircraft purchase agreement have been reduced from $283.8 million to $13.2 million. Previously made deposits of $2 million will be applied against these deliveries. The Company may elect to purchase additional specifically configured Cessna Caravans, on terms consistent with the original aircraft purchase agreement, with mutual agreement from TAI and the payment of a $0.5 million deposit for each aircraft.

High Trail Convertible Note

In March 2026, the Company and High Trail Capital entered into an agreement, by which the Company issued 3,510,638 shares of its common stock (the “HT Shares”) to High Trail Capital valued at $6.6 million as of the closing price on the day before issuance (the “Issuance Price”), in satisfaction of $6 million in cash payments due pursuant to the terms of the High Trail Convertible Note (see Note 9, Financing Arrangements). The Company agreed to file a registration statement with respect to the registration of the HT Shares by March 17, 2026. The Company has agreed to provide additional cash payments based on the average daily volume-weighted average price of the Company’s common stock (the “Average VWAP”) in the following circumstances: (i) if the Average VWAP falls below the Issuance Price during the 45 trading days following the day after the issuance (the Average VWAP during such period, the “Initial Adjustment Price”); and (ii) if the Average VWAP falls below the lesser of the Issuance Price and the Initial Adjustment Price during the 45 trading days after the effectiveness of the registration statement with respect to the HT Shares. In addition, if there are delays or interruptions in the effectiveness of the registration statement the Company will be subject to liquidated damages and High Trail Capital will have the right to put some or all of the HT Shares back to the Company at the Issuance Price.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

As of December 31, 2025, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

Other than the remediation actions described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a) Reference is made to the disclosure contained in Note 21, Subsequent Events to the consolidated financial statements, which disclosure is incorporated herein by reference.

(b) During the three months ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal 1 – Election of Directors,” “Corporate Governance,” “Executive Officers of the Company” and “Delinquent Section 16(a) Reports” in the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Board and Corporate Governance Highlights” in the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement.

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in the 2026 Proxy Statement.

Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Corporate Governance” in the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

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

3.1	Amended and Restated Certificate of Incorporation of SAM (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 29, 2024).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2024).

3.3	Amended and Restated Bylaws of SAM (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 29, 2024).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K, filed on March 29, 2024)

10.1

Form of Grant Agreement for grants of PRSUs to employees and non-employee directors under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2023).

10.2#	Employment Agreement dated December 21, 2023, by and between Surf Air Mobility Inc. and Oliver Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 27, 2023).

10.3

Binding Term Sheet dated as of December 21, 2023, by and between Surf Air Mobility Inc. and GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 28, 2023).

10.4

Security Purchase Agreement, dated March 1, 2024, between Surf Air Mobility, Inc. and GEM Global Yield LLC SCS (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on March 6, 2024).

10.5

Form of Grant Agreement for grants of RSUs to employees and non-employee directors under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2023).

10.6

Share Purchase Agreement, dated as of June 15, 2023, by and among Surf Air Mobility, Inc., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on July 25, 2023).

10.7	Form of SAFE Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

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

10.19+++

Master Agreement, dated as of October 10, 2022, by and between Jetstream Aviation Capital, LLC and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.20++

Business Combination Agreement, dated as of May 17, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.21

Amendment No. 1 to Business Combination Agreement, dated as of September 1, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.22

Mutual Termination and Release Agreement, dated as of November 14, 2022, by and among Tuscan Holdings Corp. II, Surf Air Global Limited, Surf Air Mobility Inc., THCA Merger Sub Inc. and SAGL Merger Sub Limited (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.23#

Employment Agreement, dated as of May 16, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and R. Stanley Little (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.24#

Amendment to Employee Agreement, dated as of October 23, 2022, by and between Surf Air Mobility Inc. and R. Stanley Little (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1, filed on June 5, 2023).

10.25#

Employment Agreement, dated as of December 19, 2022, by and among Surf Air Mobility Inc., Surf Air Global Limited and Deanna White (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1, filed on June 5, 2023).

10.26#

Employment Agreement, dated as of August 20, 2021, by and among Surf Air Mobility Inc., Surf Air Global Limited and Sudhin Shahani (incorporated by reference to Exhibit 10.22 to the Company’s to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.27#

Amendment to Employment Agreement, dated as of January 20, 2023, by and between Surf Air Mobility Inc. and Sudhin Shahani (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.28#	2016 Equity Incentive Plan as amended (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1 Registration Statement, filed on June 5, 2023).

10.29#	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 25, 2024).

10.30#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 Form S-1 and Form S-4 Registration Statement, filed on June 22, 2023).

10.31

Convertible Note Purchase Agreement, dated as of June 15, 2023, between Surf Air Mobility Inc. and Partners for Growth V, L.P., conformed for Consent and Amendment, dated November 14, 2024 among the Company, the subsidiaries of the Company party thereto and Partners for Growth V, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on November 14, 2024).

10.32

Second Amendment to Data License Agreement, dated as of June 30, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 3 Form S-1 and Form S-4 Registration Statement, filed on July 12, 2023).

10.33

Third Amendment to Data License Agreement, dated as of September 18, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement, filed on September 19, 2023).

10.34#	Southern Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 Registration Statement, filed on July 21, 2023).

10.35

Amendment No. 2 to the Second Amended and Restated Share Purchase Agreement, dated as of July 21, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on July 21, 2023).

10.36

Amendment No. 1 to the Share Purchase Agreement, dated as of July 21, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.33 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on July 21, 2023).

10.37

Amendment No. 3 to the Second Amended and Restated Share Purchase Agreement, dated as of July 24, 2023, among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.34 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on July 25, 2023).

10.38

Amendment No. 2 to the Share Purchase Agreement, dated as of July 24, 2023, by and among Surf Air Global Limited, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on July 25, 2023).

10.39

Amendment No. 4 to the Amended and Restated Share Purchase Agreement, dated as of September 19, 2023, by and among Surf Air Mobility Inc., Surf Air Global Ltd., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 5 Form S-1 and Form S-4 Registration Statement, filed on September 19, 2023).

10.40

Fourth Amendment to Data License Agreement, dated as of December 8, 2023, among Textron Aviation Inc., Textron Innovations Inc. and Surf Air Mobility Inc (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K, filed on March 29, 2024).

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

10.44#	Amendment to Amended and Restated Employment Agreement dated February 4, 2025, but effective as of January 1, 2025, by and between Surf Air Mobility Inc. and Deanna White

10.45#	Second Amendment to Employment Agreement dated February 4, 2025, but effective as of January 1, 2025, by and between Surf Air Mobility Inc. and Oliver Reeves

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

10.48

Credit Agreement, dated November 14, 2024, 2024, among the Company as borrower, the lenders party thereto, and CCP Agency, LLC as agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed on November 14, 2024).

10.49

Reimbursement Agreement, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and Park Lane Investments LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed on November 14, 2024).

10.50

Secured Promissory Note, dated November 14, 2024, among the Company, the subsidiaries of the Company party thereto and LamVen LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed on November 14, 2024).

10.51	Fifth Amendment to Data License Agreement dated September 26, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q, filed on November 14, 2024).

10.53#

Advisory Services Agreement, dated as of December 16, 2024, by and between Surf Air Mobility Inc. and Proxima Centauri, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 19, 2024).

10.54

Form of Grant Agreement for grants of RSUs to employees for Incentive Bonus Plan settlements under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, filed on March 20, 2025).

10.55

Form of Grant Agreement for grants of RSUs to non-employee consultants for Incentive Bonus Plan settlements under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K, filed on March 20, 2025).

10.56	Form of Warrant Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K, filed on March 20, 2025).

10.57	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1 2025).

10.58	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2025).

10.59	Form of Placement Agent Warrant (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2025).

10.60	Form of Securities Purchase Agreement dated June 25, 2025 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.61	Form of Pre-Funded Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.62	Form of Placement Agent Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.63	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.64	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2025.

10.65	Form of Warrant (Registered) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.66	Form of Warrant (Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.67	Senior Secured Convertible Note due 2028 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.68	First Amendment to Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-Q, filed November 14, 2023).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 29, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Surf Air Mobility Inc.

Date: March 12, 2026	By:	/s/ Deanna White
Deanna White
Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Deanna White	Chief Executive Officer and Chief Operating Officer	March 12, 2026
Deanna White	(Principal Executive Officer)

/s/ Oliver Reeves	Chief Financial Officer	March 12, 2026
Oliver Reeves	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sudhin Shahani	Co-Founder and Director	March 12, 2026
Sudhin Shahani

/s/ Carl Albert	Director	March 12, 2026
Carl Albert	(Chairman)

/s/ John D'Agostino	Director	March 12, 2026
John D'Agostino

/s/ Bruce Hack	Director	March 12, 2026
Bruce Hack

/s/ Edward Mady	Director	March 12, 2026
Edward Mady

/s/ David Anderman	Director	March 12, 2026
David Anderman

/s/ Tyler Painter	Director	March 12, 2026
Tyler Painter

/s/ Shawn Pelsinger	Director	March 12, 2026
Shawn Pelsinger