Form 10-K/A
period 2025-12-31
SURF AIR MOBILITY INC.
filed 2026-04-30
CIK 1936224

2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

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

The number of shares of Registrant’s common stock outstanding as of April 28, 2026 was 99,495,575.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Surf Air Mobility Inc. (“Surf Air,” “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the Company’s fiscal year-end.

We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and the exhibit index set forth in Item 15 of Part IV of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement and to update our filer status.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other portion of the Original Filing is amended hereby, and the Original Filing continues to speak as of the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is a table identifying our directors and executive officers as of March 14, 2025:

Name	Age	Position
Deanna White	60	Chief Executive Officer
Oliver Reeves	47	Chief Financial Officer
Carl Albert	84	Chairman of the Board
David Anderman	56	Director
John D'Agostino	50	Director
Bruce Hack	77	Director
Ed Mady	73	Director
Tyler Painter	54	Director
Shawn Pelsinger	42	Director
Sudhin Shahani	43	Director

Deanna White has served as the Company’s Chief Executive Officer since December 2024, after having served as Interim Chief Executive Officer and Chief Operating Officer from May 2024 to December 2024, and after previously serving as Chief Financial Officer of the Company from July 2023 to December 2023. Ms. White served as the Chief Financial Officer of Surf Air Global Limited, a subsidiary of the Company, from May 2022 to July 2023, and prior to that, she served as Chief Administrative Officer of Surf Air Global Limited from January 2021 to May 2022. Ms. White served as Chief Operating Officer at Kitty Hawk/Cora, an aerospace company, from December 2017 to October 2019, where she led the business operations and commercialization of a research and development eVTOL aircraft program. Ms. White also served as Chief Financial Officer and Chief Executive Officer of Bombardier Flexjet from October 2005 to March 2015. Ms. White holds a BS in accounting from the University of Tampa, and an MBA and MA in Cybersecurity from the University of Dallas.

Oliver Reeves has served as Chief Financial Officer of the Company since January 2024. Mr. Reeves brings with him his deep experience with capital markets strategy. Mr. Reeves most recently served as Chief Strategy Officer of Xinuos, Inc., the developer and licensor of the UnixWare and OpenServer operating systems, from May 2019 to December 2023. Earlier in his career, Mr. Reeves gained investment experience by holding several asset management positions: first as an Investment Analyst at Coliseum Capital Management, then as a Vice President at Gerson Global Advisors, and finally as a Senior Vice President at Phoenix Star Capital. Mr. Reeves received his MBA from Columbia Business School and graduated Summa Cum Laude from Babson College.

Carl Albert has served as the Chairman of the Board of the Company since July 2023. Mr. Albert served on the board of Surf Air Global Limited, a subsidiary of the Company, from 2021 until the Company’s direct listing on the NYSE. Mr. Albert has been Chairman and Chief Executive Officer of Fairchild Venture Capital Corporation, a privately held investment firm, since 2000 and General Partner of Positano Premiere Properties, a privately held firm engaged in investment in real estate development and management and other investment activities, since 2003. Mr. Albert was Chairman of the board of directors for Boise, Inc. (formerly NYSE: BZ) from February 2008 to November 2013. Mr. Albert was also a member of the board of directors of Great Lakes Dredge and Dock (NASDAQ: GLDD) from July 2010 to May 2019. While a member of the company's board of directors, Mr. Albert served as Audit Committee Chair and member of Compensation and Nominating & Governance Committees. Mr. Albert was the Chairman and Chief Executive Officer of Fairchild Aircraft and Fairchild Aerospace, the parent company of Fairchild Aircraft and Dornier Luftfahrt, from 1990 to 2000. Mr. Albert served as principal venture capital investor, and then Chairman, CEO and President of Wings West Airlines, managing the growth of the airline and initial public offering from 1984 to the 1988 acquisition of the company by AMR Corporation, the parent company of American Airlines. Prior to his work in the airline and aircraft manufacturing industries, Mr. Albert was an attorney specializing in business matters. Mr. Albert received his LLB at the University of California, Los Angeles, School of Law and his B.A. at the University of California, Los Angeles.

David Anderman has served as a director of the Company since December 2024, having previously served as Chief Legal Officer of the Company from June 2023 to May 2024. Mr. Anderman has served as President of Proxima Centauri, LLC, a business advisory firm advising venture funds on strategy and operations, since 2014. Mr. Anderman has served as the Co-Founder and General Partner of Stellar Ventures, a venture fund investing in the next generation of space entrepreneurs, since July 2021. Mr. Anderman was General Counsel of Space Exploration Technologies Corp. (d/b/a SpaceX), a space technology company, from June 2019 to December 2020, during which time he supported the launch of satellite internet network Starlink and aided the SpaceX launch of NASA astronauts to the International Space Station. Mr. Anderman served 16 years at Lucasfilm Ltd., starting as a junior lawyer and rising through the ranks to become General Counsel and Chief Operating Officer. He has held C-level positions at a series of technology startups. Mr. Anderman began his career as an intellectual property litigator in Silicon Valley. Mr. Anderman received his J.D. from the University of Pennsylvania Carey Law School and his B.A. at the University of Pennsylvania.

John D’Agostino has served as a director of the Company since July 2023. Mr. D’Agostino has served as Senior Advisor at Coinbase Institutional, a digital currency asset manager, since June 2021. Prior to his role at Coinbase Institutional, Mr. D’Agostino was the US Managing Director at Waystone Governance, a provider of institutional governance, risk and compliance services to the asset management industry, from May 2015 to September 2021. From May 2017 to December 2021, Mr. D’Agostino served as a director of Blockmate Ventures In (f/k/a Midpoint Holdings Ltd), a financial technology company. In 2021, Mr. D’Agostino was named Fellow of the AIF Institute Financial Innovation Center of Excellence. Mr. D’Agostino received his MBA from Harvard Business School and his B.A. from Williams College.

Bruce Hack has served as a director of the Company since July 2023. Mr. Hack has served as the founder and Chief Executive Officer of BLH Venture, LLC, a strategic and financial advisory firm, since 2010. Prior to founding BLH Venture, LLC, Mr. Hack served as an Executive Vice Chairman of Activision Blizzard from 2008 to 2009 and Chief Executive Officer of Vivendi Games from 2004 to 2008. Mr. Hack also served as Vice-Chairman of the board of directors for Universal Music Group, Inc. from 1998 to 2001 and Chief Financial Officer from 1995 to 1998. In addition, Mr. Hack served as the Executive Chairman of PowerUP Acquisition Corporation from January 2021 to August 2023, was previously a director then Chairman of the board of directors of Technicolor, Inc. from 2010 to 2019, and served as director of Mimedx Group, Inc. from 2010 to 2019. Mr. Hack received his B.A. from Cornell University and his M.B.A from the University of Chicago.

Edward Mady has served as a director of the Company since July 2023. Mr. Mady served as Senior Advisor and Advisory Board Member to Surf Air Global Limited, a subsidiary of the Company, from January 2017 to July 2023. Mr. Mady has served as President and Chief Operating Officer of The Masterpiece Collection Ltd., a luxury hospitality company, since December 2023. Mr. Mady served as General Manager of The Beverly Hills Hotel and Regional Director for Dorchester Collection, a luxury hotel operator, also overseeing Hotel Bel-Air from July 2011 to February 2022. Prior to that role, Mr. Mady worked as the General Manager at the New York Palace from June 2009 to June 2011. Prior to that role, Mr. Mady worked at The Ritz-Carlton Hotel Company as a Vice President and Area General Manager from November 1988 to May 2009. Mr. Mady has also served as the Principal to Edward Mady LLC, a consultancy serving leaders of travel-based organizations including hospitality and aviation brands, since December 2016. Mr. Mady studied Hotel Restaurant Management at St. Clair College.

Tyler Painter has served as a director of the Company since July 2023. Mr. Painter has served as the Chief Financial Officer and Chief Operating Officer of Wisk Aero, an aerospace company, since April 2022. Prior to becoming the Chief Financial Officer of Wisk Aero, Mr. Painter served as a Senior Advisor and acting Chief Financial Officer of Surf Air Global Limited, a subsidiary of the Company, from August 2020 to April 2022. From January 2018 to October 2019, Mr. Painter served as Chief Financial Officer of Fair Financial Corporation. Mr. Painter served as the Chief Financial Officer of Solazyme (formerly NASDAQ: TVIA) from September 2007 through October 2014 and expanded his role to include Chief Financial Officer and Chief Operating Officer from October 2014 through October 2017. In August 2017, Solazyme, which had been re-named TerraVia Holdings, Inc., was acquired in a sale process conducted under Section 363 of the U.S. Bankruptcy Code. Prior to Solazyme, Mr. Painter served as Corporate Treasurer and VP of Finance and Investor Relations for Wind River Systems from September 2000 through April 2007. Earlier in his career, Mr. Painter held various finance roles at Cars Direct and Gap Inc. Mr. Painter holds a B.S. in business with concentration in finance from California Polytechnic University, San Luis Obispo.

Shawn Pelsinger has served as a director of the Company since October 2025. Mr. Pelsinger has served as Chief Legal Officer and Chief Administrative Officer of Acrisure, LLC, a global fintech provider of solutions across insurance, reinsurance, payroll, benefits, cybersecurity, and real estate services, since April 2025. Prior to joining Acrisure, Mr. Pelsinger was the Global Head of Corporate Development & Senior Counsel of Palantir Technologies Inc., a software company, from March 2015 to April 2025. Mr. Pelsinger previously served as a member of the boards of directors of two Palantir Technologies subsidiaries, Palantir Technologies Japan, K.K., from July 2024 to March 2026, and Palantir, Korea, LLC, from September 2022 to May 2026. Mr. Pelsinger has also sat on the boards of directors of Acrisure Re Holdings Limited since August 2025 and Acrisure International Holdings Limited since October 2025. Since January 2015 Mr. Pelsinger has served as a Lecturer at Law at Columbia University Law School where he designed and teaches the “Technology and Venture Capital Law” seminar. Mr. Pelsinger received his L.L.M and J.D. from the New York University School of Law and his B.A. from the Schreyer Honors College at Pennsylvania State University.

Sudhin Shahani has served as a director of the Company since July 2023. Mr. Shahani is the co-founder and served as the Chief Executive Officer of Surf Air Global Limited, a subsidiary of the Company, from 2013 to July 2023. Prior to his role at Surf Air Global Limited, Mr. Shahani was an Entrepreneur in Residence at Anthem Ventures, an early-stage venture capital firm, where he worked with a number of portfolio companies, led investments, and served on the board of Madefire Inc. from July 2013 to December 2018 and Panna from March 2012 to April 2019 (until each of their respective sales to Discovery Networks). Prior to his role at Anthem Ventures, Mr. Shahani co-founded Musicane, a digital music and social shopping network from 2004 to 2009. Mr. Shahani holds a B.S. with honors in Business Administration & Entrepreneurship from Babson College.

Term of Office for Directors

Our Board of Directors (the “Board”) is currently comprised of eight directors. Under our amended and restated certificate of incorporation (the “Certificate of Incorporation”), our Board is divided into three classes, each serving a staggered three-year term, with one class being elected at each year’s annual meeting of stockholders as follows:

•
the Class A directors are Bruce Hack and Shawn Pelsinger, and their terms will expire at the 2027 annual meeting of stockholders;
•
the Class B directors are David Anderman, John D’Agostino and Edward Mady, and their terms will expire at the 2028 annual meeting of stockholders; and
•
the Class C directors are Carl Albert, Tyler Painter and Sudhin Shahani, and their terms will expire at the 2026 annual meeting of stockholders.

Audit Committee

Our Board determined that each of Carl Albert, John D’Agostino, and Bruce Hack, who comprise our Audit Committee, satisfy the independence standards for such committee established by applicable SEC rules and the listing standards of the NYSE. Additionally, our Board has determined that each of John D’Agostino and Carl Albert is an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee is appointed by our Board to assist the Board:

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

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC.

Based solely on a review of the reports filed for fiscal year 2025 and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for one Form 4 reporting two transactions for Shawn Pelsinger.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers (“NEOs”), for 2025, are:

•
Deanna White, our Chief Executive Officer, or CEO.
•
Oliver Reeves, our Chief Financial Officer;

Summary Compensation Table

The following table sets forth for each of the NEOs, as applicable: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2025 and 2024; (ii) the aggregate grant date fair value of stock and option awards granted during 2025 and 2024, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (R); (iii) all other compensation for 2025 and 2024; and, finally, (iv) the dollar value of total compensation for 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Deanna White,	2025	$550,000	$457,008	$1,909,000	(3)	$-		$17,200	(4)	$2,933,208
Chief Executive Officer	2024	$650,000	$-	$-		$324,084	(5)	$10,562		$984,646
Oliver Reeves,	2025	$550,000	$430,463	$708,000	(6)	$-		$-		$1,688,463
Chief Financial Officer	2024	$650,000	$-	$66,001	(7)	$1,254,000	(8)	$27,015		$1,997,016

1.
Represents bonuses payable pursuant to the terms of each NEO’s employment agreement as well as annual bonuses earned with respect to 2025 under the Company’s Executive Bonus Program. The Compensation Committee decided to award such bonuses in the form of fully vested shares of our common stock in lieu of cash. Such shares are expected to be granted in May of 2026, and the number of shares granted will be calculated based on the 30-day average of our closing prices prior to the issuance date.

2.
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
3.
Ms. White was granted (i) 200,000 RSUs and 200,000 performance-based RSUs (“PSUs”) on April 10, 2025 that each vest in four equal annual installments beginning on April 10, 2026, provided, however, that vesting of the PSUs was contingent on the achievement of certain EBITDA goals with respect to fiscal year 2025 and (ii) 500,000 RSUs on December 30, 2025 (the “December 2025 RSUs”) which were fully vested as of the date of grant. With regards to the December 2025 RSUs, the Company paid the taxes owed by Ms. White in lieu of conducting a sale to cover, resulting in Ms. White actually receiving a net number of 303,250 RSUs.
4.
Amount is attributed to a 2024 car allowance for Ms. White paid in 2025.
5.
Ms. White was granted stock option awards of (i) 157,143 shares on April 3, 2024 that were contingent on stockholder approval of an increase in shares under our equity plan, which was received on June 25, 2024, and (ii) 125,151 shares on June 25, 2024.
6.
Mr. Reeves was granted 150,000 RSUs and 150,000 PSUs on April 10, 2025 that each vest in four equal annual installments beginning on April 10, 2026, provided, however, that vesting of the PSUs was contingent on the achievement of certain EBITDA goals with respect to fiscal year 2025.
7.
Mr. Reeves was granted 7,143 fully vested RSUs on January 8, 2024.
8.
Mr. Reeves was granted stock option awards of 257,143 shares on January 8, 2024 and 107,143 shares on April 3, 2024 that were contingent on stockholder approval of an increase in shares under our equity plan, which was received on June 25, 2024.

For a description of the material terms of employment agreements with our named executive officers, see “Employment Agreements” below.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2025, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Deanna White	41,925		-	-	$3.68	3/1/2032	-	-	-	-
	41,925	(1)	-	-	$40.08	11/12/2032	-	-	-	-
	78,572	(2)	78,571	-	$6.17	4/3/2034	-	-	-	-
	41,717	(3)	83,434	-	$2.63	6/25/2034
	-	(5)	-	-	$-	-	400,000	$776,000	-	-
Oliver Reeves	85,714	(4)	171,428	-	$9.24	1/8/2034	-	-	-	-
	53,572	(2)	53,571		$6.17	4/3/2034
	-	(5)	-	-	$-	-	300,000	$582,000	-	-
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
5.
These RSUs vest in four equal annual installments on each of April 10, 2026, April 10, 2027, April 10, 2028, and April 10, 2029. Half of the RSUs reported in this column were subject to the achievement of an EBITDA goal with respect to fiscal year 2025.
6.
These shares vest subject to the achievement of certain revenue goals, subject to continued service through the date of achievement.

2024 Equity Awards

Ms. White and Mr. Reeves were granted stock option awards of 157,143 and 107,143 shares, respectively, on April 3, 2024 with an exercise price per share of $6.17 that were contingent on stockholder approval of an increase in shares under the 2023 Equity Incentive Plan, which was received on June 25, 2024, with 25% of the shares of common stock subject to these stock options vesting as of the grant date of April 3, 2024 and the remaining 75% vesting over a three-year period thereafter. Ms. White was also granted a further stock option award grant of 125,151 shares on June 25, 2024 with an exercise price per share of $2.63 vesting in three equal installments on each of May 15, 2025, May 15, 2026, and May 15, 2027. On January 8, 2024, Mr. Reeves was also granted a stock option award of 257,143 shares with an exercise price per share of $9.24, vesting in three equal installments on each of January 1, 2025, 2026 and 2027, and 7,143 fully vested Restricted Stock Units (“RSUs”).

2025 Equity Awards

On April 10, 2025, Ms. White and Mr. Reeves were granted (i) 200,000 RSUs and 150,000 RSUs, respectively, which vest in four equal annual installments beginning on April 10, 2026 and (ii) 200,000 PSUs and 150,000 PSUs, respectively, that vest based upon achievement of an adjusted EBITDA target with respect to fiscal year 2025, after which they also vest in four equal annual installments beginning on April 10, 2026. With respect to the PSUs, commencement of vesting was conditioned on the Company achieving adjusted EBITDA of at least $36,379 with respect to fiscal year 2025. For purposes of the PSUs, adjusted EBITDA is defined as net income or loss before interest, taxes, depreciation, and amortization, excluding stock-based compensation, changes in fair value of financial instruments, and other non-recurring items. The Compensation Committee concluded that the adjusted EBITDA target was met for 2025.

In addition, on December 30, 2025, Ms. White was granted, in recognition of Ms. White’s and the Company’s performance in 2025, 500,000 fully-vested RSUs, for which the Company paid the taxes owed by Ms. White in lieu of conducting a sale to cover, resulting in Ms. White actually being granted a net number of 303,250 RSUs.

Bonuses

Ms. White and Mr. Reeves were each entitled to a $150,000 bonus for 2025 pursuant to the terms of their respective employment agreements. In addition, Ms. White and Mr. Reeves are participants in the 2025 Surf Air Mobility Executive Bonus Program (the “Executive Bonus Plan”) adopted by the Compensation Committee in April 2025. For 2025, the Executive Bonus Plan period was from January 1, 2025 through December 31, 2025. The Executive Bonus Plan is comprised of three components, weighted in the following percentages: (1) 25% based on strategic targets related to software and electrification initiatives, in each case as determined by the

Board; (2) 50% based on financial targets related to revenue, consolidated adjusted EBITDA (using the same definition as applied to the 2025 PSUs), and adjusted EBITDA of airline operations; and (3) 25% based on the executive’s individual contribution. Pursuant to the terms of the Executive Bonus Plan and its assessment of the Company’s performance and individual performance, the Compensation Committee determined that, with respect to 2025, Ms. White and Mr. Reeves earned bonuses of $307,008 and 280,463, respectively. The Compensation Committee decided to award such bonuses in the form of fully vested shares of our common stock in lieu of cash. Such shares are expected to be granted in May of 2026, and the number of shares granted will be calculated based on the 30-day average of our closing prices prior to the issuance date.

Executive Employment and Severance Agreements

On May 17, 2024, we entered into an employment agreement with Ms. White to serve as our Interim Chief Executive Officer and on February 4, 2025, we entered into an amendment to such agreement effective January 1, 2025 in connection with her service as Chief Executive Officer. The agreement became effective on May 15, 2024 and has an initial three-year term that will automatically extend for additional one-year periods unless either party gives notice at least 60 days prior to the scheduled expiration date of a desire not to renew the agreement. The agreement, prior to its amendment, provided that Ms. White would receive an initial annual base salary of $650,000 and was eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of her base salary). As amended, Ms. White’s annual base salary was reduced to $550,000 and she remains eligible for an annual discretionary bonus asdetermined by the Compensation Committee (with a target bonus opportunity equal to two times the sum of Ms. White’s salary for such year), and a guaranteed bonus of $150,000 per year. Pursuant to the agreement, as amended, she is also eligible to participate in the Company’s benefit plans made available to employees generally. The agreement also provided for her to receive an option grant for the purchase of up to 157,143 shares of common stock of the Company. She is also eligible to participate in the Company’s benefit plans made available to employees generally. Pursuant to the agreement, as amended, if Ms. White’s employment with the Company is terminated by the Company without “cause” or by her for “good reason” (as defined in the agreement), in addition to any accrued obligations (which includes any unpaid portion of the guaranteed bonus for the year of termination, up to $75,000) she will receive severance in an amount equal to the sum of (x) 100% of her base salary plus (y) $150,000 (payable in installments over such period, unless such termination is on or within two years following a change in control of the Company, in which case such payments will be made in a lump sum), payment of her COBRA premiums for up to 18 months, payment of any annual bonus earned for the fiscal year prior to termination to the extent not yet paid, a pro-rated target bonus, and accelerated vesting of any time-based vesting component of her then-outstanding and unvested equity awards granted by the Company. Ms. White’s right to receive these severance payments and benefits is subject to her executing a general release of claims in favor of the Company and her continued compliance with her confidentiality, non-solicitation (which shall continue for 12 months following termination), and other covenants in favor of the Company. If her employment with the Company terminates due to her death or disability, the Company will pay her (or her estate), in addition to any accrued obligations (which includes any unpaid portion of the guaranteed bonus for the year of termination, up to $75,000), any annual bonus earned for the fiscal year prior to termination to the extent not yet paid and a pro-rated target bonus for the year in which such termination occurs. If any payments under Ms. White’s employment agreement would otherwise trigger the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments will be reduced as provided in the agreement to a level that does not trigger the excise tax if the reduction results in her retaining a greater amount of the payments on an after-tax basis than if such reduction were not made.

On December 31, 2023, we entered into an employment agreement with Mr. Reeves to serve as our Chief Financial Officer, which was amended on May 20, 2024 and again on January 1, 2025. The agreement became effective on January 1, 2024 and has an initial three-year term that will automatically extend for additional one-year periods unless either party gives notice at least 60 days prior to the scheduled expiration date of a desire not to renew the agreement. The agreement originally provided that Mr. Reeves would receive an initial annual base salary of $650,000 and was eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target incentive equal to 200% of his base salary). The agreement also provided for him to receive an option grant for the purchase of up to 257,143 shares of common stock of the Company. He is also eligible to participate in the Company’s benefit plans made available to employees generally. Pursuant to the January 1, 2025 amendment, Mr. Reeves’s annual base salary was reduced to $500,000 and he remains eligible for an annual discretionary bonus as determined by the Compensation Committee (with a target bonus opportunity equal to two times the sum of Mr. Reeves’s salary for such year plus $150,000), and a guaranteed bonus of $150,000 per year. Pursuant to the agreement, as amended, if Mr. Reeves’ employment with the Company is terminated by the Company without “cause” or by him for “good reason” (as defined in the agreement), in addition to any accrued obligations (which includes any unpaid portion of the guaranteed bonus for the year of termination, up to $75,000), he will receive severance in an amount equal to the sum of (x) 100% of his base salary plus (y) $150,000 (payable in installments over such period unless such termination is on or within two years following a change in control of the Company, in which case such payments will be made in a lump sum), payment of any annual bonus earned for the fiscal year prior to termination to the extent not yet paid, a pro-rated target bonus, payment of his COBRA premiums for up to 18 months, and accelerated vesting of any time-based vesting component of his then-outstanding and unvested equity awards granted by the Company. Mr. Reeves’ right to receive these severance payments and benefits is subject to his executing a general release of claims in favor of the Company and his continued compliance with his confidentiality, non-solicitation (which shall continue for 12 months following termination), and other covenants in favor of the Company. If his employment with the Company terminates due to his death or disability, the Company will pay him (or his estate) in addition to any accrued obligations (which includes any unpaid portion of the guaranteed bonus for the year of termination, up to $75,000), any annual bonus earned for the fiscal year prior to termination to the extent not yet paid and a pro-rated target bonus for the year in which such termination occurs. If any payments under Mr. Reeves’ employment agreement would otherwise trigger the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments will be reduced as provided in the agreement to a level that does not trigger the excise tax if the reduction results in his retaining a greater amount of the payments on an after-tax basis than if such reduction were not made.

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

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

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

Stock Ownership Guidelines

The Compensation Committee and our Board adopted the following stock ownership guidelines for our executive officers to better align the interests of our executive officers with those of our stockholders:

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

As of April 28, 2026, all of our executive officers had either met their stock ownership requirement or had remaining time to do so.

Equity Award Grant Practices

The Compensation Committee approves all equity award grants, including to our NEOs, on or before the grant date, except to the extent the Compensation Committee or the Board has delegated to management the authority to grant such awards to certain employees. Annual equity awards are typically determined, reviewed and approved at the first Compensation Committee meeting of the fiscal year. On occasion, the Compensation Committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. In 2025, the Compensation Committee did not take into account material non-public information when determining the timing or terms of equity awards, nor did we time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During fiscal year 2025, the Company did grant stock option awards to NEOs during the period beginning four business days before and ending one business day after the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information (other than a current report on Form 8-K disclosing a material new stock option award under Item 5.02(e) of such Form 8-K).

Director Compensation

We maintain a policy for compensating our independent non-employee directors with a combination of cash and equity, with such equity awards being subject to the terms and conditions of our Amended & Restated 2023 Equity Incentive Plan (the “2023 Plan”). For 2025, Sudhin Shahani did not participate and David Anderman did not participate in the equity compensation portion of such program, and instead each received indirect compensation pursuant to advisory services agreements with the Company as described in more detail below. Mr. Anderman also received an annual cash retainer as described below.

Annual Cash Retainers

At the time of our direct listing in July 2023, all non-employee directors were entitled to receive a $50,000 ($60,000 for our Lead Independent Director) annual cash retainer for serving as a member of the Board. On December 3, 2024, the Nominating and Governance Committee of the Board approved a reduction of the annual cash retainer for serving as a member of the Board by 30%, to $35,000 for non-employee directors and $42,000 for our Lead Independent Director, which amounts were effective through December 31, 2025. In March 2026, the Board approved returning to the prior non-employee director annual cash retainer amount of $50,000 ($60,000 for our Lead Independent Director), effective January 1, 2026. Non-employee directors are also eligible for the following additional annual cash retainers for their Board committee service:

	Chair	Member
Audit Committee	$25,000	$12,500
Compensation Committee	20,000	10,000
Nominating and Corporate Governance Committee	15,000	7,500

Each annual cash retainer is paid quarterly in arrears after the end of each fiscal quarter. We reimburse all of our directors for their reasonable out-of-pocket expenses, including travel, food, and lodging, incurred in attending meetings of our Board and/or its committees.

Equity Compensation

Initial Equity Grants. At the time of our direct listing in July 2023, new non-employee directors were entitled to receive an initial equity grant with a target grant date fair value of $330,000 awarded in the form of restricted stock units. On December 3, 2024, the Nominating and Governance Committee of the Board approved a reduction of the target grant date fair value of the initial equity grant by 30%, to $231,000, which was effective through December 31, 2025. In March 2026, the Board approved returning to the prior initial equity grant target date fair value of $330,000, effective January 1, 2026. Initial equity awards vest on the one-year anniversary of the date of grant subject to the non-employee director’s continued service through such date.

Annual Equity Grants. On the date of the 2025 Annual Meeting, each non-employee director serving in 2024 received an annual equity grant for service from the 2024 Annual Meeting to the 2025 Annual Meeting with a target grant date fair value of $165,000 awarded in the form of RSUs, which was granted and became vested on the date of grant. Although such grants were intended as compensation for service beginning in 2024, in accordance with SEC rules, such awards appear as compensation in this year’s Director Compensation Table. Also on the date of the 2025 Annual Meeting, each non-employee director then serving received an annual grant of restricted stock units with a target grant date fair value of $115,500 intended as compensation for service from the date of the 2025 Annual Meeting until the date of the 2026 Annual Meeting, which will vest in full on the earlier of the one-year anniversary of the date of grant or the day before the next annual meeting, subject to the non-employee director’s continued service through such date. In addition to an initial equity award, Mr. Pelsinger received a pro-rated annual grant for 2025 in connection with his appointment. Beginning in 2026 and in subsequent years, on or around the date of the annual meeting of stockholders, each non-employee director then serving will receive an annual grant of restricted stock units with a target grant date fair value of $265,0000. The annual equity awards vest in full on the earlier of the one-year anniversary of the date of grant or the day before the next annual meeting, subject to the non-employee director’s continued service through such date.

Director Stock Ownership Guidelines

The Compensation Committee and our Board adopted the following stock ownership guidelines for our non-employee directors to better align the interests of our non-employee directors with those of our stockholders:

• Directors must maintain a minimum holding of company stock with a fair market value equal to five times (5x) such director’s annual cash retainer (excluding annual retainers for service on committees of the Board); and

• Directors will have five years to reach the minimum holding level.

As of April 28, 2026, all of our non-employee directors had either met their stock ownership requirement or had remaining time to do so.

Fiscal Year 2025 Director Compensation Table

The following table sets forth information regarding the compensation received by each of our non-employee directors serving during the year ended December 31, 2025. Sudhin Shahani and David Anderman each received indirect compensation pursuant to advisory services agreements with the Company and in accordance with SEC rules, each of their indirect compensation for the year is included in the table below and the terms of their advisory services agreements are described further below in “Transactions with Related Persons”:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Carl Albert	$117,000	$329,341	$-	$-	$446,341
David Anderman (2)	$35,000	$-	$-	$247,942	$282,942
Tyrone Bland (3)	$23,333	$329,341	$-	$-	$352,674
John D'Agostino	$67,500	$329,341	$-	$-	$396,841
Bruce Hack	$57,500	$329,341	$-	$-	$386,841
Ed Mady	$45,000	$329,341	$-	$-	$374,341
Tyler Painter	$35,000	$329,341	$-	$-	$364,341
Shawn Pelsinger (4)	$8,750	$313,592	$-	$-	$322,342
Sudhin Shahani (5)	$-	$-	$-	$593,752	$593,752

(1) Amounts shown in these columns represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation – Stock Compensation”) of stock awards and stock options and warrants granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 15 to our consolidated financial statements. These amounts may not correspond to the actual value eventually realized by each director because the value depends on the market value of our common stock at the time the award vests or is exercised. On June 26, 2025, Messrs. Albert, Bland, D’Agostino, Hack, Mady and Painter received (a) 62,857 restricted stock units (“RSUs”) for service in 2024, which vested immediately, and (b) 33,724 RSUs as annual equity grants, which vest in full on earlier to occur of (i) June 26, 2026, and (ii) the day immediately preceding the Annual Meeting. On October 8, 2025, Mr. Pelsinger received (x) 46,667 RSUs as an initial equity grant, which vest on October 8, 2026, and (y) 16,685 RSUs as a pro rata portion of his annual equity grants, which vest on the earlier to occur of (i) June 26, 2026, and (ii) the day immediately preceding the Annual Meeting. As of December 31, 2025, Mr. Albert held 96,581 outstanding restricted stock units and 172,340 outstanding options, Mr. Anderman held 142,857 outstanding warrants (held by his company Proxima Centauri LLC, which is affiliated with Mr. Anderman), and 1,594 outstanding options, Mr. D’Agostino held 95,581 outstanding restricted stock units, Mr. Hack held 95,581 outstanding restricted stock units and 14,286 outstanding options, Mr. Mady held 96,581 outstanding restricted stock units, Mr. Painter held 96,581 outstanding restricted stock units, Mr. Pelsinger held 63,352 outstanding restricted stock units, and Mr. Shahani held 180,000 outstanding performance-based restricted stock units, and 911,544 outstanding options.

(2). The amount reported in the “All Other Compensation” column for Mr. Anderman includes $240,000 paid as part of a separate advisory services agreement with Proxima Centauri LLC, which is affiliated with Mr. Anderman.

(3) Mr. Bland resigned as a director effective August 27, 2025.

(4) Mr. Pelsinger was appointed as a director in October 2025.

(5) Of the amount reported in the “All Other Compensation” column, $450,000 represents amounts paid to SRS Ventures LLC as part of a separate advisory services agreement with SRS Ventures LLC, which is affiliated with Mr. Shahani, $118,752 for personal travel financed by the Company, and $25,000 for personal professional services provided or paid for by the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2026 by:

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

We have based our calculation of the percentage of beneficial ownership on 99,495,575 shares of our common stock outstanding as of April 28, 2026. In accordance with SEC rules, we have deemed shares of our common stock subject to stock options or warrants that are currently exercisable or exercisable within sixty (60) days of April 28, 2026, and shares of our common stock underlying RSUs that are currently releasable or releasable within sixty (60) days of April 28, 2026, to be outstanding and to be beneficially owned by the person holding the common stock, options, warrants or RSUs for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Surf Air Mobility Inc., 12111 S. Crenshaw Boulevard, Hawthorne, California 90250. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name	Number of Shares of Common Stock	Percent of Outstanding Common Stock
5% Stockholders
Liam Fayed (1)	10,177,713	9.99%
Palantir Technologies Inc. (2)	5,947,882	5.98%
Hudson Bay Capital Management LP (3)	11,041,005	9.99%
Park Lane Investments LLC (4)	6,723,311	6.66%
Directors and Executive Officers
Deanna White (5)	689,485	*
Oliver Reeves (6)	334,733	*
Carl Albert (7)	419,345	*
David Anderman (8)	53,390	*
John D'Agostino	129,929	*
Bruce Hack	140,644	*
Ed Mady	123,314	*
Tyler Painter	111,729	*
Shawn Pelsinger	16,685	*
Sudhin Shahani (9)	1,165,841	1.16%
All directors and executive officers as a group (10 persons)	3,185,095	3.15%
1.
Based on information provided in a Schedule 13G/A filed with the SEC on February 25, 2026, as of December 31, 2023, the number of shares consists of (i) 306,083 shares of Common Stock beneficially owned by Liam Fayed and (ii) 6,357,837 shares of Common Stock held by Mr. Fayed and LamVen LLC (“LamVen”), which is an entity affiliated with Mr. Fayed, as of November 12, 2025. As part of financing transactions that closed on November 12, 2025, LamVen acquired 1,506,024 shares of Common Stock and was issued a warrant (the "LamVen Warrant") to purchase an aggregate of 1,506,024 shares of Common Stock. The LamVen Warrant provides that LamVen is prohibited from exercising the warrant for such number of shares of Common Stock as would result in beneficial ownership of Common Stock by LamVen (together with any other persons whose beneficial ownership could be aggregated with LamVen's for the purposes of Section 13(d), which includes Mr. Fayed) exceeding 9.99% of all outstanding Common Stock, subject to certain exceptions. The number of shares of Common Stock is reported above with reference to the number of shares of outstanding Common Stock as of April 28, 2026. To the extent the number of shares of outstanding Common Stock increases, the number of shares of Common Stock beneficially owned by Mr. Fayed would increase. To the extent the number of shares of outstanding Common Stock decreases, the number of shares of Common Stock beneficially owned by Mr. Fayed would decrease. Mr. Fayed’s address is 53 Greenwich Avenue, Second Floor, Greenwich, CT 06830.
2.
Based on information provided in a Schedule 13G filed with the SEC on February 17, 2026, as of December 31, 2025, Palantir Technologies Inc. held 5,947,882 shares of Common Stock. Palantir Technologies’ address is 19505 Biscayne Boulevard, Suite 2350, Aventura, Florida 33180.
3.
Based on a Schedule 13G, filed with the SEC on February 10, 2026 by Hudson Bay Capital Management LP (“Hudson Bay”) on February 10, 2026. Assumes the exercise of certain warrants and/or conversion of convertible notes held by HT Investments MA LLC and HTSS (collectively, the “HT Parties”) up to the Beneficial Ownership Limitation (as defined below). Pursuant to the terms of the warrants and convertible notes held by the HT Parties, the HT Parties cannot exercise such warrants or convert such convertible notes if the HT Parties would beneficially own, after such exercise or conversion, more than 9.99% of the outstanding shares of common stock (the “Beneficial Ownership Limitation”). Due to the Beneficial Ownership Limitation, beneficial ownership reported here is capped at 9.99% of our outstanding shares of common stock as of April 28, 2026, and determined as if such outstanding securities were exercised or converted, as applicable, in full (subject to the Beneficial Ownership Limitation). The address for the HT Parties is 290 Harbor Dr., Stamford, CT 06902.
4.
Based on information provided in a Schedule 13G filed with the SEC on November 20, 2025, as of November 12, 2025, Park Lane Investments, LLC (“Park Lane Investments”) beneficially held 6,368,044 shares of Common Stock. As part of financing transactions that closed on November 12, 2025, Park Lane Investments acquired 3,531,024 shares of Common Stock and was issued a warrant (the "Park Lane Warrant") to purchase an aggregate of 1,506,024 shares of Common Stock. The Park Lane Warrant provides that Park Lane Investments is prohibited from exercising the Park Lane Warrant for such number of shares of Common Stock as would result in beneficial ownership by Park Lane Investments of Common Stock exceeding 9.99% of all outstanding Common Stock, subject to certain exceptions. The number of shares of Common Stock is reported in this statement with reference to the number of shares of outstanding Common Stock as of April 28, 2026. To the extent the number of shares of outstanding Common Stock increases, the number of shares of Common Stock beneficially owned by Park Lane Investments would increase. To the extent the number of shares of outstanding Common Stock decreases, the number of shares of Common Stock beneficially owned by Park Lane Investments would decrease. Park Lane Investments’ address is 53 Greenwich Ave, 2nd Floor, Greenwich, CT 08630.

5.
Consists of (i) 393,912 shares held by Ms. White, and (ii) 295,573 shares issuable pursuant to outstanding stock options, held by Ms. White, which are exercisable currently or within 60 days of April 28, 2026.
6.
Consists of (i) 69,222 shares held by Mr. Reeves, (ii) 13,724 shares held in a joint account by Mr. Reeves and his spouse, and (iii) 251,787 shares issuable pursuant to outstanding stock options, held by Mr. Reeves, which are exercisable currently or within 60 days of April 28, 2026.
7.
Consists of (i) 111,547 shares held by Carl Albert, (2) 135,458 shares held by The Carl Albert Trust dated June 7, 1991 (“The Carl Albert Trust”), of which Carl Albert is Trustee, and (iii) 172,340 shares issuable pursuant to outstanding stock options, held by Mr. Albert, which are exercisable currently or within 60 days of April 28, 2026. Mr. Albert may be deemed to have voting or dispositive power over the shares held by The Carl Albert Trust.
8.
Consists of (i) 23,225 shares held by Mr. Anderman (ii) 1,594 shares issuable pursuant to outstanding stock options, held by Mr. Anderman, which are exercisable currently or within 60 days of April 28, 2026, and (iii) 28,571 shares issuable pursuant to outstanding warrants, held by Proxima Centauri LLC, which is an entity affiliated with Mr. Anderman, which are exercisable currently or within 60 days of April 28, 2026. Mr. Anderman may be deemed to have voting or dispositive power over the shares held by Proxima Centauri LLC.
9.
Consists of (i) 482,183 shares held by Mr. Shahani and (ii) 683,658 shares issuable pursuant to outstanding stock options, held by Mr. Shahani, which are exercisable currently or within 60 days of April 28, 2026.

Equity Compensation Plan Information

Our executive officers, directors, and all of our employees are allowed to participate in our equity incentive plans. We believe that providing them with the ability to participate in such plans provides them with a further incentive towards ensuring our success and accomplishing our corporate goals.

The following table provides information regarding the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, RSUs, PRSUs and Rights (a)	Weighted Average Exercise Price of Outstanding Options, RSUs, PRSUs and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (2)
Equity compensation plans approved by stockholders	4,593,106	8.07	-
Equity compensation plans not approved by stockholders	-	-	-

(1) The weighted average exercise price excludes restricted stock units and performance stock units, which have no exercise price.

(2) Excludes 3,654,101 shares and 114,285 shares that were added to our 2023 Plan and our ESPP, respectively, on January 1, 2026 pursuant to the evergreen provisions thereunder that provide for automatic annual increases on January 1 of each year for the terms of the plans equal to 5% and 1%, respectively, of our outstanding shares as of the preceding December 31 (or, in the case of the ESPP, 114,285 shares, if less, or, in the case of either plan, such lesser amounts as approved by the Board).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Term Notes

The Company entered into term note agreements with LamVen, an entity owned by Mr. Fayed, a beneficial owner of more than 5.0% of our outstanding common stock, with aggregate principal amounts of $4.5 million and $1.0 million, an effective date of November 30, 2022 and January 18, 2023, respectively, and bearing an interest rate of 8.25% per annum. Both term notes were exchanged for cash and scheduled to mature on the earlier of December 31, 2023 or the date on which the note is otherwise accelerated as provided for in the agreement. Interest for the notes are payable in full at maturity or upon acceleration by prepayment. On December 29, 2023, the term notes were amended to extend the maturity date to January 15, 2024. On January 26, 2024, the term notes were amended to extend the maturity date to February 9, 2024, with an effective date of January 15, 2024. On April 28, 2024, the term notes were further amended to extend the maturity date to May 15, 2024, with an effective date of April 15, 2024. On July 31, 2024, the term notes were further amended to extend the maturity date to August 20, 2024, with an effective date of May 15, 2024. In November 2024, the term notes were exchanged for a new secured convertible promissory note with LamVen.

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

2024 LamVen Note

On November 14, 2024, the Company entered into a note exchange agreement with LamVen pursuant to which the Company issued a secured convertible promissory note (the “2024 LamVen Note”) in aggregate principal amount of $50.0 million to LamVen, to refinance certain existing notes.

The 2024 LamVen Note will accrue interest at the greater of (x) SOFR (subject to a 1.00% floor) plus 5.00% and (y) 9.75%. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings and the net cash proceeds from certain asset sales are required to be applied to repay the obligations under the 2024 LamVen Note. The scheduled maturity of the 2024LamVen Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

At the election of LamVen from time to time, on one or more occasions, the outstanding principal amount of the 2024 LamVen Note (or any portion thereof), together with all accrued but unpaid interest thereon, can be converted into a number of shares of common stock, using a conversion price per share equal to the Minimum Price, as defined in New York Stock Exchange Listed Company Manual Section 312.04(h) (the “Minimum Price”); provided, however, that LamVen shall not be able to convert the 2024LamVen Note if so doing would increase LamVen’s beneficial ownership interest in the Company to 10% or more of the Company’s then outstanding common stock.

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

The obligations under the 2024 LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the 2024 LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the 2024 LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the 2024 LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the 2024 LamVen Note. During the year ended December 31, 2025, the Company recorded $1.1 million of interest expense related to the amortization of this discount.

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the 2024 LamVen Note to a non-affiliated third party under terms identical to the original 2024 LamVen Note (the “New Convertible Note”). Subsequent to the transfer, the holder of the New Convertible Note converted $48.0 million of the principal amount, inclusive of then accrued interest, to 14,025,167 shares of the Company’s common stock. As a result, as of December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”), with $1.9 million held by a non-related party pursuant to the New Convertible Note.

2026 LamVen Note

On April 20, 2026, the Company and two of its subsidiaries (such subsidiaries, the “Borrowers”) entered into a promissory note with LamVen (the “2026 LamVen Note”) in an aggregate principal amount of up to $15 million (the “Maximum Principal Amount”). LamVen will advance funds (each, an "Advance") on request of the Company or any of the Borrowers; provided such Advances (i) may not exceed $5 million in each consecutive 90-day period commencing on April 20, 2026 and (ii) all Advances under the Note may not exceed the Maximum Principal Amount. The Borrowers' obligations under the 2026 LamVen Note are subject to a security interest on certain aircraft assets of Borrowers and their subsidiaries that may become party to the 2026 LamVen Note, including airframes, engines, propellers, helicopters, and aircraft records relating thereto, subject to certain exceptions (the “Collateral”). In addition to the security interest, the Company and its subsidiaries agree not to create, incur, or suffer to exist any lien, security interest, or encumbrance on the Collateral, subject to certain limitations. The maturity date of the 2026 LamVen Note is April 20, 2029. The Note is non-recourse to the Company, and LamVen’s sole remedy for any breach or default is limited to exercise of remedies against the Borrowers.

Upon the later of (i) July 19, 2026 and (ii) the date of an initial Advance under the 2026 LamVen Note, the Borrowers will pay an origination fee in the amount of $1.5 million. The Company may elect to satisfy such origination fee, in whole or in part, in shares of the Company's common stock (or pre-funded warrants in lieu thereof), valued at $1.274 per share, the average closing price for the five trading day period ended April 17, 2026. Outstanding principal will bear interest at a rate of 12.5% per annum, payable monthly in cash, shares of the Company’s common stock (or pre-funded warrants in lieu thereof), or both, at the Company's election. Interest payments in the Company’s common stock will be valued at $1.274 per share. LamVen is also subject to certain beneficial ownership limitations, which may restrict the Company’s decision to satisfy any of the foregoing with shares of its common stock.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC, an entity wholly-owned by David Anderman, a director of the Company, provided advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of Common Stock. The Advisory Services Agreement with Proxima Centauri, LLC was terminated, effective February 13, 2026.

Advisory Services Agreement with LamVen LLC

LamVen provides advisory services to the Company for an annual fee of $1 pursuant to an Advisory Services Agreement effective as of January 1, 2025. As additional compensation, the Company issued a warrant to LamJam II LLC to purchase up to 911,544 shares of Common Stock.

Advisory Services Agreement with SRS Ventures LLC

SRS Ventures LLC, an entity associated with Sudhin Shahani, a co-founder and Board member of the Company, provides advisory services to the Company for an annual fee of $450,000 to be paid in approximately equal monthly payments pursuant to an Advisory Services Agreement effective as of January 1, 2025.

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping the Credit Agreement, the Company entered into a Reimbursement Agreement with Park Lane, an entity owned by a family member of one of the Company's founders, Mr. Fayed (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions. The Reimbursement Agreement contains certain representations and warranties, covenants and events of default.

Park Lane appointed an observer to the Company’s Board, a right that was granted in the Reimbursement Agreement.

On November 12, 2025, the Company entered into an amendment to the Reimbursement agreement to add the letter of credit used in support of a convertible note with High Trail Capital to the scope of the Reimbursement Agreement. As consideration for Park Lane’s commitment to provide credit support for the letter of credit over a three year period, the Company issued 2,025,000 shares of the Company’s common stock to Park Lane on November 12, 2025. Such amount has been capitalized as a credit enhancement asset of the Company and will be amortized to interest expense over the three year term of the credit support commitment.

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

JA Flight Services and BAJ Flight Services

As of December 31, 2025, the Company leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and stockholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded approximately $0.3 million and $1.3 million in combined lease and engine reserve expense attributable to JAFS and BAJFS during the years ended December 31, 2025 and December 31, 2024, respectively.

Schuman Aviation

As of December 31, 2025, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by a former employee and stockholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

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

Indemnification Agreements

Our Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors to the fullest extent permitted by Delaware law, and our Amended and Restated Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws also provide our Board with discretion to indemnify our employees and other agents when determined appropriate by the board. In addition, we have entered or will enter into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them in certain circumstances.

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

Our Board reviewed its composition and the independence of our directors and considered whether any director has a relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out his or her responsibilities. In addition, the Board annually evaluates and determines the independence of each our non-employee directors under the NYSE listing standards. As a part of the evaluation process, and as part of the independence determination by the Board, the Board considers, in addition to such other factors as they may deem appropriate, each director’s occupation, personal and affiliate transactions with the Company, and other relevant direct and indirect relationships with the Company that may affect independence. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that each of Mr. Albert, Mr. D’Agostino, Mr. Hack, Mr. Mady, Mr. Painter and Mr. Pelsinger qualify as independent directors, and that Tyrone Bland, who served as director until August 2025, qualified as an independent director during the time he served as director, as defined under the listing rules of the NYSE, and that our Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining independence. Mr. Anderman and Mr. Shahani are not considered independent directors as a result of their former employment by, and former or current advisory arrangements with, the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us for the fiscal year ended December 31, 2025 and 2024 by our independent registered public accounting firm, PricewaterhouseCoopers LLP, are as follows (in thousands):

Fee Category	2025	2024
Audit Fees (1)	$2,145	$2,525
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	$2	$5
Total Fees	$2,147	$2,530

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

All services performed and related fees billed by PricewaterhouseCoopers LLP during fiscal 2025 and fiscal 2024 were pre-approved by the Audit Committee pursuant to the foregoing pre-approval policy of the Audit Committee.

PART IV

ITEM 15. EXHIBITS

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

10.56	Form of Warrant Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K, filed on March 20, 2025).

10.57	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1 2025).

10.58	Form of Pre-Funded Warrant (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2025).

10.59	Form of Placement Agent Warrant (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2025).

10.60	Form of Securities Purchase Agreement dated June 25, 2025 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.61	Form of Pre-Funded Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.62	Form of Placement Agent Warrant dated June 25, 2025 (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 26, 2025).

10.63	Surf Air Mobility Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.64	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2025.

10.65	Form of Warrant (Registered) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.66	Form of Warrant (Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.67	Senior Secured Convertible Note due 2028 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

10.68	First Amendment to Reimbursement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 12, 2025).

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-Q, filed November 14, 2023).

19.1*	Insider Trading Policy

21.1§	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3§	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4§

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

* Previously filed with Original Filing.

**Previoiusly furnished with Original Filing

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

§ Filed herewith

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surf Air Mobility Inc.

Date: April 30, 2026	By:	/s/ Deanna White
Deanna White
Chief Executive Officer