Form 10-Q
period 2026-03-31
SURF AIR MOBILITY INC.
filed 2026-05-11
CIK 1936224

f

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, 100,396,873 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,”, “plan,”, “project,”, “forecast,”, “intend,”, “will,”, “expect,”, “anticipate,”, “believe,”, “seek,”, “target,”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development of fully-electric and hybrid-electric powertrains, the potential success of the Company’s marketing and expansion strategies and the Company’s ability to continue as a going concern. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

•
the Company’s future ability to pay contractual obligations, pay excise taxes, including resolving its tax liens and liquidity, which will depend on operating performance, cash flow and ability to secure adequate financing;
•
the Company’s ability to meet the requirements of its term loan credit facility or other debt obligations;
•
the Company’s limited operating history and the aircraft electrification technology the Company plans to develop or deploy does not yet exist and/ or remains subject to approval by regulators;
•
the impact of changes in the U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond the Company’s control;
•
the Company’s ability to maintain and strengthen the Company’s brand and its reputation as a regional airline;
•
any accidents or incidents involving aircraft including those involving fully-electric or hybrid-electric powertrains;
•
the Company’s ability to accurately forecast demand for products and manage product inventory in an effective and efficient manner;
•
the dependence on third-party partners and suppliers for the components and collaboration in the Company’s development or deployment of fully-electric and hybrid-electric aircraft, software technology platforms, and other products and services, and any interruptions, disagreements or delays with those partners and suppliers;
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
•
whether EAS funding will continue without interruption or appropriations will be made on a timely basis and also whether the U.S. Department of Transportation will restore and fund Essential Air Service obligations retroactively;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash	$4,163	$12,672
Accounts receivable, net	3,705	3,929
Prepaid expenses and other current assets	13,190	14,320
Total current assets	21,058	30,921
Restricted cash	10,156	10,091
Property and equipment, net	47,393	45,595
Intangible assets, net	19,330	20,067
Operating lease right-of-use assets	11,358	12,510
Finance lease right-of-use assets	735	809
Other assets	10,797	11,688
Total assets	$120,827	$131,681
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$21,143	$18,437
Accrued expenses and other current liabilities	41,290	47,702
Deferred revenue	18,590	17,924
Current maturities of long-term debt	2,741	2,712
Operating lease liabilities, current	3,636	3,636
Finance lease liabilities, current	282	277
SAFE notes at fair value, current	3	5
Convertible notes at fair value, current	44,867	42,274
Due to related parties, current	374	643
Total current liabilities	132,926	133,610
Long-term liabilities:
Long-term debt, net of current maturities	13,760	14,389
Convertible notes at fair value, long term	14,029	25,183
Operating lease liabilities, long term	7,801	8,714
Finance lease liabilities, long term	599	670
Due to related parties, long term	100	100
Other long-term liabilities	8,207	3,872
Total liabilities	$177,422	$186,538
Commitments and contingencies (Note 10):
Redeemable Common Stock:
Common Stock, $0.0001 par value; 3,510,638 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively (Note 12).	6,600	-
Shareholders’ deficit:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 78,399,455 shares issued and outstanding as of March 31, 2026 and 73,082,025 shares issued and outstanding as of December 31, 2025	8	7
Additional paid-in capital	745,058	733,135
Accumulated deficit	(808,261)	(787,999)
Total shareholders’ deficit	$(63,195)	$(54,857)
Total liabilities, redeemable common stock, and shareholders’ deficit	$120,827	$131,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2026 and 2025

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$25,613	$23,506
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	25,946	24,706
Technology and development	2,445	2,680
Sales and marketing	1,966	1,653
General and administrative	6,059	10,886
Depreciation and amortization	2,552	2,148
Total operating expenses	38,968	42,073
Operating loss	$(13,355)	$(18,567)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(3,613)	$5,396
Interest expense	(1,224)	(3,895)
Gain on extinguishment of debt	—	39
Other expense, net	(2,109)	(1,492)
Total other income (expense), net	$(6,946)	$48
Loss before income taxes	(20,301)	(18,519)
Income tax benefit	39	53
Net loss	$(20,262)	$(18,466)
Net loss per share applicable to common shareholders, basic and diluted	$(0.26)	$(1.09)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	76,872,371	16,905,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

(Unaudited)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2025	16,933,692	$2	$557,444	$(677,443)	$(119,997)
Issuance of common stock related to restricted shares	20,554	—	—	—	—
Issuance of common stock under software license agreement	244,011	—	947	—	947
Stock-based compensation expense	—	—	1,879	—	1,879
Net loss	—	—	—	(18,466)	(18,466)
Balance at March 31, 2025	17,198,257	2	560,270	(695,909)	(135,637)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at January 1, 2026	73,082,025	$7	$733,135	$(787,999)	$(54,857)
Issuance of common stock related to convertible note conversions	967,018	—	1,876	—	1,876
Issuance of common shares under Share Purchase Agreement	4,350,412	1	8,659	—	8,660
Stock-based compensation expense	—	—	1,388	—	1,388
Net loss	—	—	—	(20,262)	(20,262)
Balance at March 31, 2026	78,399,455	$8	$745,058	$(808,261)	$(63,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,262)	$(18,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,552	2,148
Loss on sale of fixed assets	—	667
Non-cash operating lease expense	1,059	1,480
Gain on extinguishment of debt	—	(39)
Stock-based compensation expense	1,388	1,879
Changes in fair value of financial instruments carried at fair value, net	3,613	(5,396)
Non-cash transaction costs for issuance of HT Shares	1,608	—
Amortization of debt discounts and debt issuance costs	182	605
Deferred income taxes	(39)	(53)
Changes in operating assets and liabilities:
Accounts receivable, net	224	(472)
Prepaid expenses and other current assets	1,053	(114)
Other assets	891	16
Accounts payable	2,706	1,434
Due to related parties	(130)	(91)
Accrued expenses and other current liabilities	(6,943)	2,829
Deferred revenue	666	(790)
Operating lease liabilities	(820)	(1,436)
Other liabilities	—	(5)
Cash flows used in operating activities	$(12,252)	$(15,804)
Cash flows from investing activities:
Purchase of property and equipment	(2,764)	(1,271)
Proceeds from the sale of fixed assets	—	2,681
Internal-use software development costs	(775)	(628)
Net cash used in investing activities	$(3,539)	$782
Cash flows from financing activities:
Payments of borrowings on convertible notes	(4,000)	—
Proceeds from borrowings on long-term debt	—	917
Principal payments on long-term debt	(639)	(595)
Proceeds from sales and advances under Share Purchase Agreement	12,000	—
Proceeds from (payments on) collateralized borrowings, net of repayment	52	282
Payment of finance lease obligations	(66)	(62)
Net cash provided by financing activities	$7,347	$542
Increase in cash, cash equivalents and restricted cash	(8,444)	(14,480)
Cash, cash equivalents and restricted cash at beginning of period	22,763	21,675
Cash, cash equivalents and restricted cash at end of period	$14,319	$7,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (“Surf Air Mobility,” or the “Company”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

The Company was incorporated in 2021 and became the ultimate parent of both Surf Air Global Limited (“Surf Air”) and Southern Airways Corporation (“Southern”) in July of 2023 following the Company’s public listing on the New York Stock Exchange (“NYSE”). For 2025, the Company’s combined network served over 300,000 passengers with approximately 62,000 scheduled departures. The Company expects the combination of its legacy networks will continue to provide the basis for its expanded, nationwide regional air mobility platform.

Surf Air Mobility’s predecessor company, Surf Air, was formed in 2016 and, prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and a high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air drove the early stages of development of the Company’s current efforts to develop electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, the Company believes can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with the Company’s owned and operated fleet.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $9.9 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of March 31, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of March 31, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2026 and December 31, 2025.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the SPA (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security) with GEM Global Yield LLC SCS (“GEM”)) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the three months ended March 31, 2026, the Company received $12 million in advances under the SPA with GEM, of which $8.3 million had been settled through the issuance of 4,350,412 shares of the Company’s common stock. As of March 31, 2026, the contractual terms allow the Company to make further advances of up to $85.5 million under the SPA. Additionally, the Company has the ability to draw an additional $251.4 million under the SPA, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of March 31, 2026, GEM held 0% of the then fully-diluted shares of the Company. At March 31, 2026, the daily volume limitations under the SPA significantly restricted our ability to take additional draws under the SPA to approximately 8.6 million shares per draw. Additionally, the Company’s ability to draw upon the SPA is contingent on the Company’s common stock being listed on a national exchange.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes, as included in the Company’s Form 10-K filed on March 12, 2026. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2025.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of March 31, 2026 and December 31, 2025 the Company had restricted cash of $10.2 million and $10.1 million, respectively, primarily consisting of funds restricted under the terms of the High Trail Convertible Note (see Note 7, Financing Arrangements). The Company has classified the restricted cash as long term, which represents the expected lapse of restrictions.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. Department of Transportation (“DOT”) in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of March 31, 2026, and December 31, 2025. The Company has considered past and future financial and qualitative factors, including the age of unpaid receivables, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in all assets of Southern Airways Express LLC, a subsidiary of Southern (“Southern Airways Express”). The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

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

Redeemable Common Stock

The Company accounts for certain shares of common stock that are subject to redemption features as temporary equity in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and related SEC interpretive guidance. These shares are classified outside of permanent equity (i.e., in mezzanine equity) because they are redeemable upon the occurrence of events that are not solely within the Company’s control.

The Company has issued shares of common stock that are subject to a contingent redemption feature, whereby holders have the right to require the Company to repurchase such shares for cash upon the occurrence of specified events, including a failure to maintain the effectiveness of a registration statement covering the resale of such shares. As the redemption feature is outside the Company’s control, these shares are presented as redeemable common stock in the mezzanine section of the Condensed Consolidated Balance Sheets.

Redeemable common stock is initially recorded at its issuance date fair value, net of issuance costs. Subsequently, the Company evaluates the probability of the redemption event occurring and, if it becomes probable that the shares will become redeemable, the Company accretes the carrying value of the redeemable common stock to its redemption value over the period from the date it becomes probable to the earliest redemption date. Changes in the carrying value are recorded as adjustments to additional paid-in capital, or accumulated deficit if additional paid-in capital is insufficient.

If redemption is not probable, the Company does not accrete the carrying amount to redemption value until such time that redemption becomes probable.

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

Performance-Based Restricted Stock Units

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company granted performance-based restricted stock units (“PRSUs”) to employees, which will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The grant date fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. Expense attribution for these awards is based on a probability assessment regarding the achievement of the financial metric. The Company will record compensation expense on a cumulative basis to reflect the grant date fair value of shares expected to vest over the service period of each award.

During 2023, the Company granted founder PRSUs (“founder PRSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PRSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PRSUs. The grant date fair value of founder PRSUs containing a market condition is recorded as stock-based compensation over the derived service period. Provided that each founder continues to be employed by the Company, either directly or as a non-employee consultant, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PRSUs will be expensed during the period in which the stock price targets are achieved.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid software	$4,074	$5,188
Prepaid marketing	2,389	2,395
Engine reserves	2,395	2,213
Prepaid interest	1,983	1,983
Vendor operator prepayments	1,207	811
Prepaid insurance	504	624
Other	638	1,106
Total prepaid expenses and other current assets	$13,190	$14,320

Note 4. Property, Plant and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Aircraft, equipment and rotable spares	$46,759	$45,519
Equipment purchase deposits	2,000	2,000
Leasehold improvements	4,914	2,192
Office, vehicles and ground equipment	2,431	1,245
Internal-use software	6,035	4,993
Property and equipment, gross	62,139	55,949
Accumulated depreciation	(14,746)	(10,354)
Property and equipment, net	$47,393	$45,595

The Company recorded depreciation expense of $1.7 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a loss of $0.7 million on the sale of property and equipment for the three months ended March 31, 2025. The Company did not have any sales of property and equipment during the three months ended March 31, 2026.

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(18,127)	(17,390)
Intangible assets, net	$19,330	$20,067

The Company recorded amortization expense of $0.7 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

Expected future amortization as of March 31, 2026 is as follows (in thousands):

Amount
Remainder of 2026	$2,177
2027	2,764
2028	2,577
2029	2,577
2030	2,577
Thereafter	6,658
Total	$19,330

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$4,449	$8,767
Accrued professional services	9,399	9,195
Excise and franchise taxes payable	10,108	10,054
Collateralized borrowings	2,304	2,264
Software license fee payable	9,552	9,547
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	1,140	3,669
Interest and commitment fee payable	146	140
Other accrued liabilities	2,878	2,752
Total accrued expenses and other current liabilities	$41,290	$47,702

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in all assets of Southern Airways Express. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended March 31, 2026, the Company borrowed a total of $6.5 million under this financing facility, of which $4.2 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended March 31, 2026 amounted to $76 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2026 the Company was in compliance with all covenants.

Accrued Compensation and Benefits

The Company maintains incentive compensation programs under which payouts are based on a combination of performance metrics and are subject to discretionary adjustments by the Company’s board of directors (the “Board”).

As of December 31, 2025, the Company recorded an accrual of $4.8 million representing its estimate of expected payouts under the programs. During the three months ended March 31, 2026, final payouts under the plans were approved at $1.8 million. The resulting $3.0 million reduction in accrued compensation has been recognized as a $0.3 million reduction to sales and marketing expense and a $2.7 million reduction to general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.

Accrued Professional Services

During the fourth quarter of 2024, the Company entered into agreements with several professional service firms engaged in support of the Company’s July 27, 2023 direct listing on the NYSE. These agreements modify the payment terms of prior service agreements to be contingent on future equity or debt financing by the Company. The Company originally estimated that a total of $7.1 million would be due under these agreements over a five year period. Given the uncertainty regarding the timing and amount of payment, all amounts have been classified as current liabilities within the Company’s Condensed Consolidated Balance Sheets. During the year ended December 31, 2025, the Company has continued to make contractual payments against certain of these liabilities, with $6.7 million remaining as a current liability within the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026.

Note 7. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Note payable to bank, fixed interest rate of 4.65%, due November 2025	—	4
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	43	60
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	12,147	12,543
Note payable to Skywest, fixed interest rates of 4%, due April 2028	1,691	1,802
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,620	2,692
Long-term debt, gross	16,501	17,101
Current maturities of long-term debt	(2,741)	(2,712)
Long-term debt, net of current maturities	$13,760	$14,389

Future maturities of total long-term debt as of March 31, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$2,113
2027	12,029
2028	685
2029	157
2030	450
Thereafter	1,067
Total	$16,501

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of March 31, 2026, the Company was in compliance with all covenants in the loan agreements.

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

High Trail Convertible Note

On November 12, 2025, the Company closed a $74 million aggregate principal amount of senior secured convertible notes (as amended, the “High Trail Convertible Note”) in a private placement with High Trail Capital (the “Holder”). The High Trail Convertible Note will be the senior secured obligation of the Company, guaranteed by certain of the Company’s subsidiaries. The High Trail Convertible Note was sold at 87.8% of its principal amount, with the Company receiving $65 million of proceeds before expenses. The High Trail Convertible Note will not accrue interest except in the event of an event of default, which will accrue interest at a rate of 15% per annum. The High Trail Convertible Note will mature on October 31, 2028, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 105% of such principal amount.

The High Trail Convertible Note may be converted at an initial conversion price of approximately $3.98 per share of the Company’s common stock, representing an aggregate of 18,574,297 shares of the Company’s common stock that could be converted under the High Trail Convertible Note.

Subject to specified conditions, the Company may force the Holder to convert the High Trail Convertible Note at any time if the last reported sale price per share of the Company’s common stock equals or exceeds 150% of the then current conversion price on each of the immediately preceding 20 consecutive trading days, in amounts (i) not less than the lesser of (x) $10,000,000 and (y) the remaining outstanding principal amount of the High Trail Convertible Note, but (ii) not greater than 2.5 times the average dollar daily trading volume during the related 20 trading day measurement period.

The Holder will have the option to require the Company to partially redeem the High Trail Convertible Note on the first and fifteenth day of each month beginning March 1, 2026 in an amount equal to the greater of (a) 5.0% of the aggregate dollar trading volume of the Company’s common stock, (b) an amount equal to (i) $2,000,000, minus (ii) the cumulative sum of the amounts by which the principal amounts partially redeemed have exceeded $2,000,000 for all prior redemption periods, less any amounts that have previously been applied by the Company pursuant to this clause (ii) to reduce partial redemption amounts, if any, and (c) $750,000. The Holder may elect to receive shares in an amount determined by applying the conversion rate to the redemption payment otherwise due. Any such partial redemption payment (whether in cash or in shares) shall reduce the principal amount by such paid amount divided by one hundred five percent (105%). The maximum number of shares issuable under the High Trail Convertible Note (if the entire High Trail Convertible Note were redeemed on this basis) would be 19,503,012. During the three months ended March 31, 2026 the Company made partial redemption payments totaling $ 4.0 million.

Further, on March 1, 2026, the Holder of the High Trail Convertible Note had the right to require the Company to redeem a principal amount of the High Trail Convertible Note equal to up to 50% of the gross proceeds from any equity financings (including from our equity line of credit or any future at-the-market program) since issuance of the High Trail Convertible Note, provided that in no event will such amount exceed $6,000,000. The Holder exercised such right in March 2026 up to the maximum amount of $6,000,000.

The Company is subject to comprehensive negative and affirmative covenants, including, inter alia, restrictions on its ability to incur indebtedness, create liens, make investments, declare or pay cash dividends or repurchase equity, and transfer or sell material assets, in each case subject to certain enumerated exceptions. The Company must also maintain a minimum liquidity of $10,000,000 in cash and cash equivalents in controlled accounts. The Company also must obtain prior written consent from a majority of holders of the High Trail Convertible Note before issuing additional debt or securities that would cause a default under the Note or restrict the Company’s ability to pay the principal amount thereon. In addition, the Company must maintain a required reserve of authorized and unissued common stock calculated pursuant to a specified formula set forth in the High Trail Convertible Note, and deliver and maintain a letter of credit to backstop the High Trail Convertible Note. The Company must also maintain at least $30,000,000 in available capacity under either an equity line of credit or an “at-the-market” offering within the meaning of Rule 415(a)(4) of the Securities Act pursuant to which the Company may issue and sell shares of common stock from time to time. This requirement will be met through continued access to the SPA with GEM (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security). Additional affirmative covenants require the Company to maintain its business within existing lines, preserve its corporate existence, properties and intellectual property rights, maintain adequate insurance and ensure affiliate transactions are on arm’s length terms.

The High Trail Convertible Note is partially backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company had entered into an amended reimbursement agreement with Park Lane (see Note 16, Related Party Balances and Transactions).

In March 2026, the Company and the Holder entered into an agreement, by which the Company issued 3,510,638 shares of its common stock (the “HT Shares”) to the Holder valued at $6.6 million as of the closing price on the day before issuance (the “Issuance Price”), in satisfaction of $6 million in cash payments due pursuant to the terms of the High Trail Convertible Note (see Note 12, Redeemable Common Stock and Shareholders’ Deficit). The Company has agreed to provide additional cash payments based on the average daily volume-weighted average price of the Company’s common stock (the “Average VWAP”) in the following circumstances: (i) if the Average VWAP falls below the Issuance Price during the 45 trading days following the day after the issuance (the Average VWAP during such period, the “Initial Adjustment Price”); and (ii) if the Average VWAP falls below the lesser of the Issuance Price and the Initial Adjustment Price during the 45 trading days after the effectiveness of the registration statement with respect to the HT Shares (together, the “Make Whole Provision”). In addition, if there are delays or interruptions in the effectiveness of the registration statement the Company will be subject to liquidated damages and the Holder will have the right to put some or all of the HT Shares back to the Company at the Issuance Price. The registration statement for the HT shares was declared effective by the SEC on March 26, 2026.

The Company has recorded transaction costs associated with the issuance of the HT Shares totaling $1.6 million, which are comprised of $0.6 million for the premium paid over the principal redemption amount and the initial fair value of the Make Whole Provision and the put right associated with the HT Shares. Such instruments are accounted for as derivative instruments which will be remeasured to fair value at each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

LamVen Note

During the year ended December 31, 2025, LamVen LLC (“LamVen”) transferred $49.9 million of the outstanding principal due under the LamVen Note (see Note 16, Related Party Balances and Transactions) to a non-affiliated third party under terms identical to the original LamVen Note (the “New Convertible Note”). Subsequent to these transfers, during 2025, the holder of the New Convertible Note converted $48.0 million of the principal amount, inclusive of then accrued interest, to 14,025,167 shares of the Company’s common stock. As a result, as of December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”), with $1.9 million outstanding under the New Convertible Note.

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

On November 14, 2024, the Company amended the Convertible Note Purchase Agreement, which had an outstanding principal amount of $8.0 million upon amendment.

The Convertible Note Purchase Agreement accrues interest at the greater of (i) SOFR (subject to a 1.00% floor) plus 5.00% and (ii) 9.75%. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be applied to repay the obligations under the Convertible Note Purchase Agreement, subject to certain limitations. The maturity of the Convertible Note Purchase Agreement is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

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

As of March 31, 2026, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	March 31, 2026	December 31, 2025
High Trail Note	$54,900	$61,600
New Convertible Note	—	1,875
Convertible Note Purchase Agreement	3,996	3,982
Total	58,896	67,457
Convertible notes at fair value, current	(44,867)	(42,274)
Convertible notes at fair value, long-term	$14,029	$25,183

Fair Value of SAFE-T Notes

The Company’s SAFE-T notes are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019, but the holder has elected not to effect an equity conversion of the instrument. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net within the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the value of the SAFE-T notes was $3 thousand and $5 thousand, respectively.

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

For the three months ended March 31, 2026, the Company received total proceeds of $12 million through completed advances under the SPA, for which the Company has issued 4,350,412 shares of common stock as partial settlement as of March 31, 2026. The fair value of unsettled liabilities related to the SPA was $4.1 million and $0 as of March 31, 2026 and December 31, 2025, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

As of March 31, 2026, the Company had $251.4 million in remaining availability for draws under the SPA, as well as $85.5 million in remaining availability for advances.

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

During the year ended December 31, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $38.6 million, which represented full settlement of the Mandatory Convertible Security. As a result, the outstanding principal balance of the Mandatory Convertible Security was $0 as of both March 31, 2026 and December 31, 2025.

Note 9. Fair Value Measurements

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$58,896	$58,896
SAFE-T notes at fair value	—	—	3	3
New LamVen Note	—	—	100	100
GEM Derivative	—	—	4,052	4,052
HT Side Letter Agreement			2,509	2,509
Liability classified warrants	—	—	1,024	1,024
Total financial liabilities	$—	$—	$66,584	$66,584

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$67,457	$67,457
SAFE-T notes at fair value	—	—	5	5
New LamVen Note	—	—	100	100
Liability classified warrants	—	—	2,831	2,831
Total financial liabilities	$—	$—	$70,393	$70,393

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	New LamVen Note	GEM Derivative	HT Side-Letter Agreement	Liability Classified Warrants
Balance at December 31, 2025	$67,457	$5	$100	$—	$—	$2,831
Change in fair value	3,132	(2)	—	789	1,501	(1,807)
Debt and equity financing issuances	—	—	—	12,000	1,008	—
Transfers	182	—	—	(77)	—	—
Conversions into common stock	(1,875)	—	—	(8,660)	—	—
Payments and share settlement	(10,000)	—	—	—	—	—
Balance at March 31, 2026	$58,896	$3	$100	$4,052	$2,509	$1,024

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$16,501	$16,258	$17,101	$16,988

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

As of both March 31, 2026 and December 31, 2025, the Company had capitalized $3.4 million related to the software that Palantir has provided to the Company. During the year ended December 31, 2025, the Company settled $11.8 million in invoiced amounts from Palantir through the issuance of 3,769,385 shares of the Company's common stock. As of March 31, 2026, the Company had $11.5 million in remaining commitments under these agreements, of which $4.5 million has been prepaid through the issuance of shares of the Company’s common stock.

In July 2025, the Company and Palantir modified the enterprise term of the existing software license agreement. In addition to a two-year extension, the Company will be Palantir’s exclusive partner with respect to the configuration and sale of software to part 135 operators and charter brokers. Furthermore, the Company will have the ability to sub-license certain of its rights under the agreement to third-party clients. Palantir has the right to receive equity in Surf Air Technologies, Inc., a wholly owned subsidiary of the Company (“Surf Air Technologies”), versus that of the Company, at its election, in exchange for its services and contributions under the modified software license agreement.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STCs”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million have been previously accrued for and are due as of March 31, 2026. The remaining $35.0 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the Company continues to actively pursue.

Under the sales and marketing agreement, the parties agreed to develop marketing, promotional and sales strategies for the specifically configured Cessna Grand Caravans and further agreed to: (i) include Cessna Grand Caravans fitted with the SAM System (the “SAM Aircraft”) in sales and marketing materials (print and digital) distributed to authorized dealers, (ii) prominently display the SAM Aircraft on their respective websites and social media, (iii) include representatives of the Company and TAI at trade show booths, (iv) market the SAM Aircraft and conversions to SAM Aircraft to all owners of pre-owned Cessna Grand Caravans, and (v) not advertise or offer any third-party-developed electrified variants of the Cessna Grand Caravan. Certain technologies for aircraft propulsion are specifically carved out from TAI’s agreement to exclusively promote the SAM System for Cessna Grand Caravans. The sales and marketing agreement provides for payment by the Company of exclusivity fees aggregating $40.0 million, with certain amounts deferred such that the aggregate fee is payable over four years commencing on the earlier of the year after the Company obtains an STC for the SAM System on the Cessna Grand Caravan or the 5th anniversary of the TAI Effective Date. The Company’s obligation to pay exclusivity fees in any year may be offset, in whole or in part, based on the achievement of certain sales milestones of SAM Aircraft and Cessna Grand Caravans subsequently converted to a SAM System.

Under the aircraft purchase agreement, the Company may purchase from TAI 90 specifically configured Cessna Caravans at prevailing market rates whereby the aggregate purchase price could be approximately $297.0 million, with an option to purchase an additional 26 specifically configured Cessna Caravans having an aggregate purchase price in excess of $85.8 million, over the course of seven years. The final price to be paid by the Company will be dependent upon a number of factors, including the final specifications of such aircraft and any price escalations. As of March 31, 2026, the Company has made deposits of $2.0 million under this agreement. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024.

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

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of March 31, 2026.

Palantir Joint Venture

On August 9, 2024, the Company entered into a joint venture agreement (the “JV Agreement”) with Palantir. Pursuant to the JV Agreement, the Company established Surf Air Technologies in order to develop, market, sell, maintain, and support an artificial intelligence-powered software platform for the advanced air mobility industry, to provide operators of all types of aircraft, amongst other software products and solutions, with systems for the management of planes, airline operations, and customer facing applications.

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

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of March 31, 2026 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air, and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of March 31, 2026 and December 31, 2025.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact on the Company as of March 31, 2026. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $9.9 million and $9.9 million as of March 31, 2026 and December 31, 2025, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected. In December 2025, the Company submitted a request for reconsideration to the IRS regarding the previously filed OIC. Along with this request, the Company will continue to explore available options regarding settlement of its federal excise tax liability, including the submission of additional OICs.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During 2025 the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payment on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. The Company’s total outstanding property tax liability including penalties and interest is $0.9 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Scheduled	$15,461	$17,783
On-Demand	$10,152	$5,723
Total revenue	$25,613	$23,506

The revenue deferred and recognized for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred revenue, beginning of period	$17,924	$17,399
Revenue deferred	17,781	11,263
Revenue recognized	(17,115)	(12,059)
Deferred revenue, end of period	$18,590	$16,603

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 to 24 months, when the tickets are either used by passengers or expired pursuant to their terms. For the three months ended March 31, 2026, $4.2 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2025.

Note 12. Redeemable Common Stock and Shareholders’ Deficit

Redeemable Common Stock

Redeemable common stock is comprised of 3,510,638 shares of the Company’s common stock (par value $0.0001), issued and outstanding, that is contingently puttable to the Company upon the satisfaction of certain events. As part of a side-letter agreement to the High Trail Convertible Note (see Note 7, Financing Arrangements), the Company granted to the Holder the option to put the 3,510,638 shares of the Company’s common stock delivered as part of satisfaction of $6 million in redemption payments due under the High Trail Convertible Note. This instrument will be exercisable in the event there are interruptions in the effectiveness of the registration statement covering the HT Shares. Given the presence of conditional redemption features that are outside of the Company’s control, this instrument is required to be classified as temporary equity under ASC 480-10-S99. The instrument was originally valued at $6.6 million, an amount equal to the fair value of the shares of common stock issued. This amount has not been subsequently adjusted as of March 31, 2026 due to the instrument not currently being redeemable and it not being probable that the instrument will become redeemable due to a default on the Company’s obligation to maintain the effectiveness of the registration statement for the periods required.

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

On November 10, 2025, the Company entered into a securities purchase agreement with certain investors relating to the offering and sale in a private placement of an aggregate of 2,048,195 shares of the Company’s common stock, at an offering price of $3.32 per share for total proceeds of $6.8 million, with attached warrants to purchase up to 2,048,195 additional shares of the Company’s common stock. These warrants have an exercise price equal to $3.32 per share and are exercisable for two years from the commencement of the offering. Due to settlement provisions included in the warrant agreements, such amounts have been classified as a liability, carried at fair value, with changes in such fair values recorded through earnings at each reporting period.

The Company received net proceeds from these private placement offerings of $8.8 million. These proceeds have been allocated between the common stock and liability classified warrants issued as part of the offerings.

Warrants

A summary of warrant activity associated with equity financings as of March 31, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	9,787,769	6.24	$373	$2.80
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2026	9,787,769	5.99	—	2.80
Exercisable at March 31, 2026	9,787,769	5.99	—	2.80

Note 13. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2026 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	2,332,762	8.24	$11	$8.07
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2026	2,332,762	8.00	6	8.07
Exercisable at March 31, 2026	1,292,236	7.84	6	9.74

No stock options were granted during the three months ended March 31, 2026.

As of March 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $0.5 million with a weighted-average remaining vesting period of approximately 1.05 years.

Warrants

A summary of common stock warrant activity for the three months ended March 31, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	1,376,056	5.30	$—	$5.91
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2026	1,376,056	5.25	—	5.91
Exercisable at March 31, 2026	564,790	5.51	—	5.54

As of March 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.5 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 1.07 years.

Equity-based awards granted in the form of warrants are not considered granted under the terms of the 2023 Plan and are often subject to separate registration rights that those included under the 2023 Plan.

The Company has also granted warrants as a component of equity financing transactions, which were granted fully vested as of the respective transaction dates (see Note 12, Redeemable Common Stock and Shareholders’ Deficit). No compensation expense has been recorded for these transactions.

Restricted Stock Units

During the three months ended March 31, 2026, the Company issued 180,000 RSUs pursuant to the Company’s Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) to employees and non-employee consultant which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 4 years.

A summary of RSU activity for the three months ended March 31, 2026 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2025	1,307,366	$2.89
Granted	180,000	2.01
Vested/shares issued	—	—
Forfeited, cancelled, or expired	—	—
Unvested RSUs at March 31, 2026	1,487,366	$2.78

As of March 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2.8 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.83 years.

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the three months ended March 31, 2026 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2025	13,486	$29.13
Granted	—	—
Vested	(5,780)	29.13
Forfeited	—	—
Unvested RSPAs at March 31, 2026	7,706	29.13

As of March 31, 2026, the unrecognized compensation expense related to the unvested portion of the Company’s RSPAs was $0.2 million, which is expected to be recognized over a weighted average period of 0.16 years.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2026, the Company issued 80,000 PRSUs under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of an adjusted EBITDA metric for the year ending December 31, 2025 as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date.

A summary of PRSU activity for the three months ended March 31, 2026 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2025	1,131,071	$3.09
Granted	80,000	1.57
Shares issued	—	—
Forfeited, cancelled, or expired	—	—
PRSUs at March 31, 2026	1,211,071	$2.99

As of March 31, 2026, the unrecognized compensation expense related to the unvested portion of the Company’s PRSUs was $1.6 million, which is expected to be recognized over a weighted average period of 2.11 years.

A summary of stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	For The Three Months Ended March 31,
	2026	2025
Stock Options	$119	$501
RSUs	487	380
RSPAs	169	169
PRSUs	410	757
Warrants	203	72
Other	—	—
Total Stock Based Compensation	$1,388	$1,879

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

The accounting policies of the Air Mobility segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the Air Mobility segment and decides how to allocate resources based on net loss as reported on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets.

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

	Three Months Ended March 31,
	2026	2025

Revenue	$25,613	$23,506
Operating Expenses:
Aircraft expenses	$19,535	$17,789
Pilot expenses	3,489	3,892
Other (1)	2,922	3,025
Cost of revenue, exclusive of depreciation and amortization	25,946	24,706
Technology and development	2,445	2,680
Sales and marketing	1,966	1,653
General and administrative	6,059	10,886
Depreciation and amortization	2,552	2,148
Total operating expenses	38,968	42,073
Operating loss	$(13,355)	$(18,567)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(3,613)	$5,396
Interest expense	(1,224)	(3,895)
Gain on extinguishment of debt	-	39
Other expense, net	(2,109)	(1,492)
Total other income (expense), net	$(6,946)	$48
Loss before income taxes	(20,301)	(18,519)
Income tax benefit	39	53
Net loss	$(20,262)	$(18,466)

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

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025, was a benefit of $39 thousand and $53 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of March 31, 2026. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

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

The LamVen Note accrues interest at the greater of (i) SOFR (subject to a 1.00% floor) plus 5.00% and (ii) 9.75%. In the event the Company raises capital in certain equity offerings, unless specifically waived by LamVen, a portion of the net cash proceeds from such equity offerings and the net cash proceeds from certain asset sales are required to be applied to repay the obligations under the LamVen Note. LamVen agreed to waive this provision with respect to the proceeds received from the April and June 2025 Registered Direct Offerings (see Note 12, Redeemable Common Stock and Shareholders’ Deficit). The scheduled maturity of the LamVen Note is December 31, 2028, which may be accelerated upon the occurrence of certain events of default.

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

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the three months ended March 31, 2026, the Company recorded $0.2 million of interest expense related to the amortization of this discount.

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note. Subsequent to the transfer, the holder of the New Convertible Note converted $49.9 million of the principal amount, inclusive of then accrued interest, to 14,992,185 shares of the Company’s common stock. As a result, as of March 31, 2026 and December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”).

Park Lane Reimbursement Agreement

On November 14, 2024, in connection with the letter of credit backstopping a 4-year credit agreement with certain affiliates of Comvest Partners as lenders, the Company entered into a Reimbursement Agreement with Park Lane, an entity affiliated with a co-founder of the Company (the “Reimbursement Agreement”), such that if the letter of credit is drawn upon, the Company will be required to reimburse Park Lane for the drawn amount of the letter of credit and pay interest to Park Lane at 15.00% per annum on such drawn amounts (subject to increase in the event of default). The Company is separately obligated to pay a fee of 1.00% per annum to Park Lane on the outstanding face amount of the backstop letter of credit. In the event the Company raises capital in certain equity offerings, a portion of the net cash proceeds from such equity offerings is required to be remitted to Park Lane to be held in trust in accordance with the Reimbursement Agreement.

The obligations under the Reimbursement Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions. The Reimbursement Agreement contains certain representations and warranties, covenants and events of default.

Park Lane appointed an observer to the Board, a right that was granted in the Reimbursement Agreement.

On November 12, 2025, the Company entered into an amendment to the Reimbursement Agreement, to add the letter of credit, used in support of the High Trail Convertible Note to the scope of the Reimbursement Agreement. As consideration for Park Lane’s commitment to provide credit support for the letter of credit over a three year period, the Company issued 2,025,000 shares of the Company’s common stock to Park Lane on November 12, 2025. Such amount has been capitalized as a credit enhancement asset of the Company and will be amortized to interest expense over the three year term of the credit support commitment.

Other Transactions

The Company previously leased four aircraft from Park Lane, for a monthly lease payment of $25 thousand per aircraft. The lease for the four planes was extended on a month to month basis as of January 31, 2025. In October 2025, the parties entered into a settlement agreement with respect to return conditions under the leases. As consideration, the Company issued 1,200,000 shares (300,000 shares per aircraft) of its common stock to Park Lane and subsequently terminated the respective aircraft leases thereto. As a result of this issuance, the Company recorded the $5.4 million fair value of the shares issued as a settlement expense for the year ended December 31, 2025.

JA Flight Services and BAJ Flight Services

The Company previously leased a total of three aircraft from JA Flight Services (“JAFS”) and one aircraft from BAJ Flight Services (“BAJFS”) under short-term operating leases. JAFS is 50% owned by Bruce A. Jacobs (“BAJ”), an employee and shareholder of the Company, and BAJFS is 100% owned by BAJ.

The Company recorded $0 and $0.1 million in combined lease and engine reserve expense attributable to JAFS and BAJFS during the three months ended March 31, 2026 and 2025, respectively.

Schuman Aviation

As of March 31, 2026, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, a former employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $0.4 million and $0.3 million in combined lease and engine reserve expense attributable to Schuman for the three months ended March 31, 2026 and 2025, respectively.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Islands commuter airspace for a period of 10 years.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC (“Proxima Centauri”), an entity wholly-owned by David Anderman, a member of the Board, provided advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of common stock on December 16, 2024. The Advisory Services Agreement with Proxima Centauri, LLC was terminated, effective February 13, 2026.

Advisory Services Agreement with LamVen LLC

LamVen provides advisory services to the Company for an annual fee of $1 pursuant to an Advisory Services Agreement effective as of January 1, 2025. As additional compensation, the Company issued a warrant to LamJam II LLC to purchase up to 911,544 shares of the Company’s common stock during 2024.

Advisory Services Agreement with SRS Ventures LLC

SRS Ventures LLC, an entity associated with Sudhin Shahani, a co-founder and Board member of the Company, provides advisory services to the Company for an annual fee of $450,000 to be paid in approximately equal monthly payments pursuant to an Advisory Services Agreement effective as of January 1, 2025.

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$426	$2,263
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under Software License Agreement	$—	$947
Issuance of Common shares related to Convertible Notes conversions	$1,876	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$4,114	$716
Issuance of redeemable common stock related to High Trail Convertible Note	$6,600	$—
Issuance of common stock as settlement of advances under Share Purchase Agreement	$8,660	$—

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

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(20,262)	$(18,466)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	76,872,371	16,905,684
Net loss per share applicable to common shareholders, basic and diluted	$(0.26)	$(1.09)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Excluded securities:
Options to purchase common shares	2,332,762	2,581,989
Warrants to purchase common shares	11,163,825	4,549,958
Restricted stock units	2,698,437	719,398
Unvested RSPAs	7,706	30,825
Convertible notes (as converted to common shares)	16,333,549	18,917,877
GEM Derivative	3,914,010	—
Mandatory Convertible Security	—	9,387,409
Total common shares equivalents	36,450,289	36,187,456

Note 19. Subsequent Events

Registered Direct Offering

On April 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with LamVen LLC (“LamVen”), an existing investor, and another institutional investor, relating to the offering and sale in a registered direct offering (the “Offering”) of an aggregate of 13,318,181 shares (the “Investor Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) at an offering price of $1.10 per share. In addition, certain of the Company’s directors and officers have agreed to purchase 257,353 shares of Common Stock in the Offering (the “D&O Shares” and, together with the Investor Shares, the “Shares”) at an offering price of $1.36 per share, which was the official closing price of the Company’s common stock on the NYSE on April 17, 2026. The Offering closed on April 21, 2026 (the “Closing Date”).

The Company received gross proceeds from the Offering in the aggregate amount of approximately $15 million before deducting financial advisor’s fees and other estimated Offering expenses.

Promissory Note

On April 20, 2026, the Company, Southern Airways Express, and Southern Airways Pacific, LLC (South Airways Express and South Airways Pacific, LLC, collectively, the "Borrowers") entered into a promissory note with LamVen (the “2026 LamVen Note”) in an aggregate principal amount of up to $15 million (the “Maximum Principal Amount”). Lender will advance funds (each, an "Advance") on request of the Company or any of the Borrowers; provided such Advances (i) may not exceed $5 million in each consecutive 90-day period commencing on April 20, 2026 and (ii) all Advances under the Note may not exceed the Maximum Principal Amount. The Borrowers' obligations under the 2026 LamVen Note are subject to a security interest on certain aircraft assets of Borrowers and their subsidiaries that may become party to the 2026 LamVen Note (collectively, the “Grantors”), including airframes, engines, propellers, helicopters, and aircraft records relating thereto, subject to certain exceptions (the “Collateral”). In addition to the security interest, the Company and its subsidiaries agree not to create, incur, or suffer to exist any lien, security interest, or encumbrance on the Collateral, subject to certain limitations. The maturity date of the 2026 LamVen Note is April 20, 2029. The 2026 LamVen Note is non-recourse to the Company, and LamVen’s sole remedy for any breach or default is limited to exercise of remedies against the Borrowers.

Upon the later of (i) July 19, 2026 and (ii) the date of an initial Advance under the 2026 LamVen Note, the Borrowers will pay an origination fee in the amount of $1.5 million. The Company may elect to satisfy such origination fee, in whole or in part, in shares of the Company's Common Stock (or pre-funded warrants in lieu thereof), valued at $1.274 per share, the average closing price for the five trading day period ended April 17, 2026. Outstanding principal will bear interest at a rate of 12.5% per annum, payable monthly in cash, shares of the Company’s Common Stock (or pre-funded warrants in lieu thereof), or both, at the Company's election. Interest payments in Common Stock will be valued at $1.274 per share. LamVen is also subject to certain beneficial ownership limitations, which may restrict the Company’s decision to satisfy any of the foregoing with shares of its Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026.

Overview of the Business

Surf Air Mobility Inc. (“Surf Air Mobility,”, the “Company,”, “us,”, “we” or “our”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of enabling the regional air mobility market to operate at scale and to enhance the user’s ability to make informed decisions based on multiple first and third-party data sources as well as connected aircraft, and the Company expects these development expenses to continue to be incurred. Additionally, the Company is developing fully-electric and hybrid-electric powertrain technologies with its commercial partners to electrify existing fleets and new aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and 2025 and believes perceived recessionary risks have impacted the 2025 results. For example, perceived recessionary risks, as a result of tariff or trade uncertainty or otherwise, as well as shifting travel patterns, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company has incurred greater than expected losses and negative cash flows from operating activities due to inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components, which, in aggregate, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

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

	Three Months Ended March 31,		Change
	2026	2025	Increase/ Decrease	%
Scheduled Flight Hours(1)	11,061	13,090	(2,029)	(16)%
On-Demand Flights(2)	832	620	212	34%
Scheduled Passengers(3)	65,376	66,638	(1,262)	(2)%
Headcount(4)	571	654	(83)	(13)%
Scheduled Departures(5)	12,503	13,717	(1,214)	(9)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three months ended March 31,		Change
	2026	2025	$	%
Revenue	$25,613	$23,506	$2,107	9%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	25,946	24,706	1,240	5%
Technology and development	2,445	2,680	(235)	(9)%
Sales and marketing	1,966	1,653	313	19%
General and administrative	6,059	10,886	(4,827)	(44)%
Depreciation and amortization	2,552	2,148	404	19%
Total operating expenses	38,968	42,073	(3,105)	(7)%
Operating loss	(13,355)	(18,567)	5,212	(28)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(3,613)	5,396	(9,009)	(167)%
Interest expense	(1,224)	(3,895)	2,671	(69)%
Gain on extinguishment of debt	—	39	(39)	(100)%
Other expense, net	(2,109)	(1,492)	(617)	41%
Total other income (expense), net	(6,946)	48	(6,994)	NM
Loss before income taxes	(20,301)	(18,519)	(1,782)	10%
Income tax benefit	39	53	(14)	(26)%
Net loss	$(20,262)	$(18,466)	$(1,796)	10%

Revenue

Revenue increased by $2.1 million, or 9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For The Three Months Ended March 31,		Change
	2026	2025	$	%
Scheduled	$15,461	$17,783	$(2,322)	(13)%
On-Demand	10,152	5,723	4,429	77%
Total revenue	$25,613	$23,506	$2,107	9%

Scheduled revenue decreased $2.3 million, or 13%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-Demand revenue increased $4.4 million, or 77%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $1.2 million, or 5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease of $3.0 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of exiting unprofitable routes, partially offset by investments to improve operations. The increase of $4.2 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance, slightly offset by improving on-demand margins with higher volumes.

Technology and Development

Technology and development expenses decreased by $0.2 million, or 9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The flat technology and development expense is due to a similar mix of product development activities related to the Company’s Surf O/S platform.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 19%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase of $0.3 million in external marketing initiatives.

General and Administrative

General and administrative expenses decreased by $4.8 million, or 44%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in general and administrative expense was driven primarily by a $2.7 million reduction in short term incentive bonus accruals, a $1.3 million decrease in compensation expense, a $0.5 million decrease in stock-based compensation expense, and a $0.3 million decrease in other general expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.4 million, or 19%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to March 31, 2025.

Other Income/(Expense)

Other expense, net increased by $7.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily attributable to a $9.0 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of our common stock on valuations of convertible notes and the GEM Global Yield LLC SCS (“GEM”) mandatory convertible security, and a $0.6 million increase in other expense, primarily driven by non-cash transaction costs. This was offset by a $2.7 million decrease in interest expense due to restructuring of high interest debt in favor of zero-coupon, convertible, obligations.

Net Loss

The increase in net loss of $1.8 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily attributable to increases in other expense of $7.0 million. This was partially offset by an increase in revenue of $2.1 million, coupled with decreases in operating expenses of $3.1 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$(12,252)	$(15,804)	$3,552	22%
Investing activities	(3,539)	782	(4,321)	(553)%
Financing activities	7,347	542	6,805	1,256%
Net change in cash and cash equivalents	$(8,444)	$(14,480)	$6,036	42%

Cash Flow from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $12.3 million, primarily driven by a net loss of $20.3 million. Operating outflows were partially offset by depreciation and amortization expense of $2.6 million, stock-based compensation expense of $1.4 million, and changes in fair value of financial instruments of $3.6 million.

For the three months ended March 31, 2025, net cash used in operating activities was $15.8 million, driven by a net loss of $18.5 million. These operating outflows were partially offset by depreciation and amortization expense of $2.1 million and losses on disposals of fixed assets of $0.7 million.

Cash Flow from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $3.5 million, a decrease of $4.3 million compared to the three months ended March 31, 2025. The increase was driven by an increase of $1.6 million in purchases of property and equipment and internal use software development costs, partially offset by a decrease in proceeds from the sale of fixed assets of $2.7 million.

Cash Flow from Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $7.3 million, primarily from $12.0 million in advances under the GEM Share Purchase Agreement (as defined below), partially offset by $4 million in borrowings under convertible note agreements.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $9.9 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of March 31, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of March 31, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of March 31, 2026 and December 31, 2025.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the Share Purchase Agreement (the “Share Purchase Agreement”) with GEM) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the three months ended March 31, 2026, the Company received $12 million in advances under the Share Purchase Agreement with GEM, of which $8.3 million had been settled through the issuance of 4,350,412 shares of the Company’s common stock. As of March 31, 2026, the contractual terms allow the Company to make further advances of up to $85.5 million under the Share Purchase Agreement. Additionally, the Company has the ability to draw an additional $251.4 million under the Share Purchase Agreement, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of March 31, 2026, GEM held 0% of the then fully-diluted shares of the Company. At March 31, 2026, the daily volume limitations under the Share Purchase Agreement significantly restricted our ability to take additional draws under the Share Purchase Agreement to approximately 8.6 million shares per draw. Additionally, the Company’s ability to draw upon the Share Purchase Agreement is contingent on the Company’s common stock being listed on a national exchange.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Except as indicated below, there has been no material change in our exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

As of March 31, 2026, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025:

We, as well as our strategic partners, have limited experience to date in the development, manufacturing and operation at scale of fully-electric and hybrid-electric powertrains, and we may fail to realize the desired return on our investments with respect to fully-electric and hybrid-electric powertrains.

In March 2026 we announced that we had entered into an aircraft purchase agreement with BETA Technologies for the purchase of 25 all-electric aircraft, with an option to add an additional 75 aircraft, and in April 2026 we announced that we had eliminated up to $100 million in planned Cessna Caravan electrification spending as we continue to explore partner paths to advance the electrification of the Caravan.

If we fail to execute our plans to develop, acquire, implement and service fully-electric and hybrid-electric powertrain solutions in our fleet then we may not be able to generate sufficient revenue to achieve the desired return on our investment. Our and our strategic partners’ ability to develop and produce fully-electric and hybrid-electric powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven. There can be no assurance as to whether our current or future third-party strategic partners will be able to develop efficient, automated, low-cost production capabilities and processes and/or obtain reliable sources of component supply to allow for the quality, price, engineering, design and volumes necessary to successfully develop, deploy and implement fully-electric and hybrid-electric powertrains within our fleet. Moreover, unlike the market for electric automobiles, the commercialization of electric and hybrid-electric aircraft remains unproven. Although we believe that the component technology to electrify small aircraft exists today, any delay in the development, manufacture and launch of electrification technology could adversely affect our brand, operations and the delivery of our growth strategy, particularly if it results in a failure to expand our market share in the regional air mobility market as anticipated and could require us to incur additional costs, or impacts the development and attractiveness of our software solutions, such as SurfOS. Even if our strategic partners are successful in developing fully-electric and hybrid-electric powertrains and reliably sourcing component supply, we do not know whether they will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our or their control such as problems with suppliers and vendors, regulatory approval delays, force majeure events, delays in meeting commercialization schedules, or failure to satisfy the requirements of customers and potential customers. Any such failure could have a material adverse effect on our business, financial condition and results of operations.

As a new entrant into the nascent market of operating hybrid-electric and battery electric aircraft, we anticipate that we will face risks and significant challenges that would impact our ability to, among other things:

•
deploy or incorporate safe, reliable and quality fully-electric and hybrid-electric aircraft into our fleet on an ongoing basis;
•
obtain necessary regulatory approvals in a timely manner, or at all;
•
build a well-recognized and respected brand;
•
attract and maintain core commercial partnerships;
•
establish and expand our customer base;
•
successfully service electrified aircraft after incorporation into our fleet and maintain a good flow of spare parts and customer goodwill;
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

Our competitors may incorporate electrified aircraft before us, either in general or in specific markets, or we may otherwise not be able to fully capture a first mover advantage.

While we strive to be the first to market providing air mobility services with electrified aircraft, we expect this industry to be increasingly competitive and it is possible that our competitors could get to market before us, either generally or in specific markets. The timing for providing air mobility services with electrified aircraft is dependent on our third-party strategic partners ability to finalize certain aspects of the design, engineering, component procurement, testing, build out and manufacturing plans in a timely manner and on their ability to execute these plans within the current timeline and upon regulatory approval by the FAA, which can be a lengthy and unpredictable process.

Even if we are first to provide air mobility services with electrified aircraft, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. New companies or existing aerospace companies may launch different products from those offered by our strategic partners and suppliers, which may result in new entrants into our markets or improved services by our competitors.

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

Our fully-electric and hybrid-electric aircraft may require maintenance at frequencies or at costs which are unexpected and could adversely affect our business and operations.

Our fully-electric and hybrid-electric aircraft will be highly technical products that will require maintenance and support. We are still developing our understanding of the long-term maintenance profile of the fully-electric and hybrid-electric aircraft, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If our future fully-electric and hybrid-electric aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and could have a material adverse effect on our business, financial condition and results of operations.

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

Further, as we deploy and incorporate fully-electric and hybrid-electric aircraft in our fleet we may be exposed to additional risks, including that demand for our products and services will be negatively impacted by accidents or incidents involving such powertrains (including during test flights of prototypes). Such events could impact confidence in not just our products and services, but the development of electrification technology as a whole. This could have a material adverse effect on our future growth, financial condition and results of operations.

We are substantially dependent upon our relationships with our strategic partners, and we are or may be subject to risks associated with such strategic alliances. Our reliance on these arrangements, and the loss of any such alliances or arrangements or failure to identify future opportunities could affect our growth plans.

In March 2026 we announced that we had entered into an aircraft purchase agreement with BETA Technologies for the purchase of 25 all-electric aircraft, with an option to add an additional 75 aircraft, and in April 2026 we announced that we had eliminated up to $100 million in planned Cessna Caravan electrification spending as we continue to explore partner paths to advance the electrification of the Caravan. We have also entered into collaborations with third parties for the development of SurfOS, as more fully described in “Risks Related to the Development of the SurfOS Software Platform - Our collaborations to develop SurfOS create risks through technology dependence, potential collaborator misalignment, relationship challenges, and funding uncertainties that could significantly impact the Company’s business.”

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

If any conflicts arise between our strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our business strategies, which could impact our projected business timelines. Our strategic partners may also develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with our key strategic partners could adversely impact our ability to develop and commercialize SurfOS or incorporate electrified aircraft into our fleet, which, in turn could have a material adverse effect on our prospects, business, financial condition and results of operation.

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

Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices, the actual escalation amounts of which are outside of the purchaser’s control. Escalation factors can fluctuate significantly from period to period and changes in escalation amounts can significantly impact expenses and operating margins. The terms and conditions of the aircraft purchase agreements may contain price escalation clauses and future purchase orders with other suppliers may also contain price escalation clauses yet to be determined, and there is no assurance that they will be determined in a manner that will mitigate the risks described above.

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

We may enter into strategic partnerships in the future with respect to electrification of aircraft, including the Cessna Caravan, that do not give us any intellectual property rights or exclusivity of such technology.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed or furnished as exhibits to this Quarterly Report:

Exhibit Number	Description of Document
10.1*

Amendment to Senior Secured Convertible Note due 2028 and Security Agreement, dated as of April 24, 2026 by and among Surf Air Mobility Inc. and certain of its subsidiaries, High Trail Special Situations LLC, and each of the Holders signing thereto.

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

Surf Air Mobility Inc. (Registrant)

Date: May 11, 2026	/s/ Deanna White
Deanna White Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)