Form 10-Q
period 2026-06-30
SURF AIR MOBILITY INC.
filed 2026-08-10
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, 123,644,243 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate,”, “plan,”, “project,”, “forecast,”, “intend,”, “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development or deployment of fully-electric and hybrid-electric powertrains, the potential success of the Company’s marketing and expansion strategies and the Company’s ability to continue as a going concern. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

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

•
risks associated with the Company’s ability to comply with applicable laws, government regulations and rules and standards of the New York Stock Exchange as well as with changes in applicable laws or regulations, and the impact of the regulatory environment; and
•
the risks set forth under the heading “Risk Factors” in our annual and quarterly reports filed with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$18,429	$12,672
Accounts receivable, net	4,777	3,929
Prepaid expenses and other current assets	18,130	14,320
Total current assets	41,336	30,921
Restricted cash	55	10,091
Property and equipment, net	52,382	45,595
Intangible assets, net	18,600	20,067
Operating lease right-of-use assets	14,500	12,510
Finance lease right-of-use assets	661	809
Other assets	13,197	11,688
Total assets	$140,731	$131,681
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$22,148	$18,437
Accrued expenses and other current liabilities	41,961	47,702
Deferred revenue	30,163	17,924
Current maturities of long-term debt	12,585	2,712
Operating lease liabilities, current	4,271	3,636
Finance lease liabilities, current	281	277
SAFE notes at fair value, current	3	5
Convertible notes at fair value, current	44,651	42,274
Due to related parties, current	1,719	643
Total current liabilities	157,782	133,610
Long-term liabilities:
Long-term debt, net of current maturities	10,007	14,389
Convertible notes at fair value, long term	1,042	25,183
Operating lease liabilities, long term	10,434	8,714
Finance lease liabilities, long term	532	670
Due to related parties, long term	2,100	100
Other long-term liabilities	1,291	3,872
Total liabilities	$183,188	$186,538
Commitments and contingencies (Note 10):
Shareholders’ deficit:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both June 30, 2026 and December 31, 2025; 119,137,993 shares issued and outstanding as of June 30, 2026 and 73,082,025 shares issued and outstanding as of December 31, 2025	12	7
Additional paid-in capital	793,925	733,135
Accumulated deficit	(836,394)	(787,999)
Total shareholders’ deficit	$(42,457)	$(54,857)
Total liabilities and shareholders’ deficit	$140,731	$131,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$29,509	$27,431	$55,122	$50,937
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	29,447	24,058	55,393	48,764
Technology and development	1,781	2,734	4,226	5,414
Sales and marketing	3,136	1,501	5,102	3,154
General and administrative	11,488	12,628	17,547	23,514
Depreciation and amortization	2,455	2,441	5,007	4,589
Total operating expenses	48,307	43,362	87,275	85,435
Operating loss	$(18,798)	$(15,931)	$(32,153)	$(34,498)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(6,794)	$(7,753)	$(10,407)	$(2,357)
Interest expense	(1,239)	(3,766)	(2,463)	(7,661)
Gain on extinguishment of debt	—	—	—	39
Other expense, net	(1,355)	(612)	(3,464)	(2,104)
Total other expense, net	$(9,388)	$(12,131)	$(16,334)	$(12,083)
Loss before income taxes	(28,186)	(28,062)	(48,487)	(46,581)
Income tax benefit	53	64	92	117
Net loss	$(28,133)	$(27,998)	$(48,395)	$(46,464)
Net loss per share applicable to common shareholders, basic and diluted	$(0.29)	$(1.34)	$(0.55)	$(2.46)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	98,388,335	20,902,901	87,673,959	18,925,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share data)

(Unaudited)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at March 31, 2026	78,399,455	$8	$745,058	$(808,261)	$(63,195)
Issuance of common stock related to restricted shares and restricted stock units	1,014,575	-	-		-
Issuance of common stock related to performance-based restricted shares	225,000	-	-		-
Issuance of common stock to settle incentive bonus accruals	901,298	-	1,056		1,056
Issuance of common stock in direct offerings	13,575,534	1	14,303		14,304
Issuance of warrants in long-term debt financings	—	-	672	-	672
Reclassification of HT common shares previously redeemable	3,510,638	1	6,599		6,600
Issuance of common shares under Share Purchase Agreement	16,749,588	1	18,495	-	18,496
Issuance of common stock under software development agreement	4,761,905	1	4,999		5,000
Stock-based compensation expense	—	-	2,743	-	2,743
Net loss	—	-	-	(28,133)	(28,133)
Balance at June 30, 2026	119,137,993	$12	$793,925	$(836,394)	$(42,457)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at March 31, 2025	17,198,257	$2	$560,270	$(695,909)	$(135,637)
Issuance of common stock related to restricted shares	572,060	—	—	—	—
Issuance of common stock related to performance-based restricted shares	360,000	—	—	—	—
Issuance of common stock in private placements	816,326	—	2,000	—	2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	3,750,000	1	10,743	—	10,744
Issuance of common stock in settlement of vendor payables	24,457	—	60	—	60
Issuance of common stock under software license agreement	1,040,557	—	2,152	—	2,152
Stock-based compensation expense	—	—	3,810	—	3,810
Net loss	—	—	—	(27,998)	(27,998)
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2025	73,082,025	$7	$733,135	$(787,999)	$(54,857)
Issuance of common stock related to restricted shares and restricted stock units	1,014,575	-	-	-	-
Issuance of common stock related to performance-based restricted shares	225,000	-	-	-	-
Issuance of common stock to settle incentive bonus accruals	901,298	-	1,056	-	1,056
Issuance of common stock in direct offerings	13,575,534	1	14,303	-	14,304
Issuance of warrants in long-term debt financings	—	-	672	-	672
Issuance of common stock related to convertible note conversions	967,018	-	1,876	-	1,876
Reclassification of HT common shares previously redeemable	3,510,638	1	6,599	-	6,600
Issuance of common shares under Share Purchase Agreement	21,100,000	2	27,154	-	27,156
Issuance of common stock under software development agreement	4,761,905	1	4,999	-	5,000
Stock-based compensation expense	—	-	4,131	-	4,131
Net loss	—	—	—	(48,395)	(48,395)
Balance at June 30, 2026	119,137,993	$12	$793,925	$(836,394)	$(42,457)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2024	16,933,692	$2	$557,444	$(677,443)	$(119,997)
Issuance of common stock related to restricted shares	592,614	—	—	—	—
Issuance of common stock related to performance-based restricted shares	360,000	—	—	—	—
Issuance of common stock in private placements	816,326	—	2,000	—	2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	3,750,000	1	10,743	—	10,744
Issuance of common stock in settlement of vendor payables	24,457	—	60	—	60
Issuance of common stock under software license agreement	1,284,568	—	3,099	—	3,099
Stock-based compensation expense	—	—	5,689	—	5,689
Net loss	—	—	—	(46,464)	(46,464)
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(48,395)	$(46,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,007	4,589
Loss on sale of fixed assets	1,089	818
Non-cash operating lease expense	2,331	2,765
Gain on extinguishment of debt	—	(39)
Stock-based compensation expense	4,131	5,689
Changes in fair value of financial instruments carried at fair value, net	10,407	2,357
Non-cash transaction costs for issuance of HT Shares	1,608	—
Amortization of debt discounts and debt issuance costs	221	1,210
Deferred income taxes	(92)	(117)
Changes in operating assets and liabilities:
Accounts receivable, net	(848)	(1,051)
Prepaid expenses and other current assets	1,113	(2,325)
Other assets	174	319
Accounts payable	3,711	2,745
Due to related parties	1,076	—
Accrued expenses and other current liabilities	(5,213)	5,455
Deferred revenue	12,239	460
Operating lease liabilities	(1,966)	(2,849)
Other liabilities	—	(9)
Cash flows used in operating activities	$(13,407)	$(26,447)
Cash flows from investing activities:
Purchase of property and equipment	(9,645)	(2,483)
Proceeds from the sale of fixed assets	1,175	2,681
Internal-use software development costs	(2,798)	(1,222)
Net cash used in investing activities	$(11,268)	$(1,024)
Cash flows from financing activities:
Payments of borrowings on convertible notes	(23,000)	—
Proceeds from borrowings on long-term debt	7,000	1,833
Principal payments on long-term debt	(1,306)	(1,318)
Principal payments on Mandatory Convertible Security	—	(9,503)
Proceeds from issuance of common stock in direct offerings, net of transaction expenses	14,303	31,386
Proceeds from sales and advances under Share Purchase Agreement	25,000	10,744
Proceeds from (payments on) collateralized borrowings, net of repayment	149	340
Proceeds from borrowings from related parties	2,000	—
Payments under HT Side-Letter Agreement	(2,363)	—
Payments of debt issuance costs	(1,253)	—
Payment of finance lease obligations	(134)	(137)
Net cash provided by financing activities	$20,396	$33,345
Decrease (increase) in cash, cash equivalents and restricted cash	(4,279)	5,874
Cash, cash equivalents and restricted cash at beginning of period	22,763	21,675
Cash, cash equivalents and restricted cash at end of period	$18,484	$27,549

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

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $11.1 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of June 30, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of June 30, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, the Company received net proceeds of $14.3 million through the issuance and sale of 13,575,534 shares of its common stock. Additionally, during the six months ended June 30, 2026, the Company entered into a Securities Purchase Agreement (the “Secured Debentures Purchase Agreement”) with certain affiliates of JGB Partners, L.P. (the “Purchasers”), pursuant to which the Purchasers purchased certain Senior Secured Debentures, with an aggregate face amount of $21.6 million (the “Secured Debentures”), issued by Southern Airways Pacific, LLC and Southern Airways Express, LLC, each a subsidiary of the Company. The initial Secured Debenture with an aggregate principal amount of approximately $7.0 million was issued on June 30, 2026, and the remaining balance of the Secured Debentures in an amount equal to approximately $14.0 million will be issued upon satisfaction of certain closing conditions.

During the six months ended June 30, 2026, the Company received $25.0 million in advances under the SPA with GEM, of which $25.0 million had been settled through the issuance of 21,100,000 shares of the Company’s common stock. As of June 30, 2026, the contractual terms allow the Company to make further advances of up to $72.5 million under the SPA. Additionally, the Company has the ability to draw an additional $251.4 million under the SPA, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of June 30, 2026, GEM held 0% of the then fully-diluted shares of the Company. At June 30, 2026, the daily volume limitations under the SPA restricted our ability to take additional draws under the SPA to approximately 33.5 million shares per draw. Additionally, the Company’s ability to draw upon the SPA is contingent on the Company’s common stock being listed on a national exchange. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes, as included in the Company’s Form 10-K filed on March 12, 2026. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2025.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $0.1 million and $10.1 million, respectively. Restricted cash as of December 31, 2025 primarily consisted of funds restricted under the terms of the High Trail Convertible Note (see Note 7, Financing Arrangements). The Company has classified the restricted cash as long term, which represents the expected lapse of restrictions.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. Department of Transportation (“DOT”) in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and our business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of June 30, 2026, and December 31, 2025. The Company has considered past and future financial and qualitative factors, including the age of unpaid receivables, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in certain assets of Southern Airways Express LLC, a subsidiary of Southern (“Southern Airways Express”). The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

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

Redeemable Common Stock

The Company accounts for certain shares of common stock that are subject to redemption features as temporary equity in accordance with the guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and related SEC interpretive guidance. These shares are classified outside of permanent equity (i.e., in mezzanine equity) because they are redeemable upon the occurrence of events that are not solely within the Company’s control (see Note 12, Redeemable Common Stock and Shareholders’ Deficit).

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

Performance-Based Restricted Stock Units

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company granted performance-based restricted stock units (“PRSUs”) to employees, which will vest upon the achievement of an adjusted EBITDA metric for the year applicable to the respective grant as well as a service period of four years from the date of grant. The grant date fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. Expense attribution for these awards is based on a probability assessment regarding the achievement of the financial metric. The Company will record compensation expense on a cumulative basis to reflect the grant date fair value of shares expected to vest over the service period of each award.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid software	$7,759	$5,188
Prepaid marketing	2,381	2,395
Engine reserves	2,736	2,213
Prepaid interest	2,082	1,983
Vendor operator prepayments	2,016	811
Prepaid insurance	561	624
Other	595	1,106
Total prepaid expenses and other current assets	$18,130	$14,320

Note 4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Aircraft, equipment and rotable spares	$52,759	$45,519
Equipment purchase deposits	—	2,000
Leasehold improvements	4,914	2,192
Office, vehicles and ground equipment	2,768	1,245
Internal-use software	7,791	4,993
Property and equipment, gross	68,232	55,949
Accumulated depreciation	(15,850)	(10,354)
Property and equipment, net	$52,382	$45,595

The Company recorded depreciation expense of $1.7 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $3.4 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded losses of $1.1 million and $0.8 million on the sale of property and equipment for the six months ended June 30, 2026 and 2025, respectively.

Note 5. Intangible Assets, Net

Intangibles assets, net, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(18,857)	(17,390)
Intangible assets, net	$18,600	$20,067

The Company recorded amortization expense of $0.9 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded amortization expense of $1.6 million for both the six months ended June 30, 2026 and 2025. Amortization expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

Expected future amortization as of June 30, 2026 is as follows (in thousands):

Amount
Remainder of 2026	$1,449
2027	2,764
2028	2,577
2029	2,577
2030	2,577
Thereafter	6,656
Total	$18,600

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$4,773	$8,767
Accrued professional services	9,161	9,195
Excise and franchise taxes payable	11,304	10,054
Collateralized borrowings	2,413	2,264
Software license fee payable	9,538	9,547
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	295	3,669
Interest and commitment fee payable	145	140
Other accrued liabilities	3,018	2,752
Total accrued expenses and other current liabilities	$41,961	$47,702

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined in the agreement, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in certain assets of Southern Airways Express. The related interest rate is the prime rate plus 1% per annum. Additionally, the Company pays certain ancillary fees associated with each borrowing that vary depending on the borrowed amount and duration, which is generally no more than 45 days.

For the three months ended June 30, 2026, the Company borrowed a total of $7.9 million under this financing facility, of which $5.5 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the three months ended June 30, 2026 amounted to $101 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the six months ended June 30, 2026, the Company borrowed a total of $14.4 million under this financing facility, of which $12.0 million was settled through the transfer of pledged receivables. Interest expense incurred on these borrowings for the six months ended June 30, 2026 amounted to $177 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2026 the Company was in compliance with all covenants.

Accrued Compensation and Benefits

The Company maintains incentive compensation programs under which payouts are based on a combination of performance metrics and are subject to discretionary adjustments by the Company’s board of directors (the “Board”).

As of December 31, 2025, the Company recorded an accrual of $4.8 million representing its estimate of expected payouts under the programs. During the six months ended June 30, 2026, final payouts under the plans were approved at $1.8 million. The resulting $3.0 million reduction in accrued compensation has been recognized as a $0.3 million reduction to sales and marketing expense and a $2.7 million reduction to general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The resulting $1.8 million accrual was paid during the three months ended June 30, 2026. Additionally, the Company accrued $2.5 million applicable to the 2026 incentive compensation program during the three months ended June 30, 2026.

Accrued Professional Services

During the fourth quarter of 2024, the Company entered into agreements with several professional service firms engaged in support of the Company’s July 27, 2023 direct listing on the NYSE. These agreements modify the payment terms of prior service agreements to be contingent on future equity or debt financing by the Company. The Company originally estimated that a total of $7.1 million would be due under these agreements over a five year period. Given the uncertainty regarding the timing and amount of payment, all amounts have been classified as current liabilities within the Company’s Condensed Consolidated Balance Sheets. During the year ended December 31, 2025, and the six months ended June 30, 2026, the Company has continued to make contractual payments against certain of these liabilities, with $6.7 million remaining as a current liability within the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026.

Note 7. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Note payable to bank, fixed interest rate of 4.65%, due November 2025	—	4
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	27	60
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	11,746	12,543
Note payable to Skywest, fixed interest rates of 4%, due April 2028	1,510	1,802
Note payable to JGB Partners, L.P. and affiliates, fixed interest rate of 13.5%, due June 2031	7,600	—
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,551	2,692
Debt issuance costs and issuance discounts	(842)	—
Long-term debt, gross	22,592	17,101
Current maturities of long-term debt	(12,585)	(2,712)
Long-term debt, net of current maturities	$10,007	$14,389

Future maturities of total long-term debt as of June 30, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$1,446
2027	13,569
2028	3,325
2029	3,061
2030	1,230
Thereafter	803
Total	$23,434

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of June 30, 2026, the Company was in compliance with all covenants in the loan agreements.

Asset-Backed Financing Transaction

On June 30, 2026, the Company and the Purchasers entered into the Secured Debentures Purchase Agreement pursuant to which the Purchasers purchased the Secured Debentures, with an aggregate face amount of $21.6 million, issued by Southern Airways Pacific, LLC and Southern Airways Express, each a subsidiary of the Company (individually and collectively, as the context requires, the “Subsidiaries”).

An initial tranche of the Secured Debentures, with an aggregate principal amount of approximately $7 million, was issued on June 30, 2026 and was used to finance a portion of the purchase price of certain Cessna Grand Caravan aircraft, and the remaining balance of the Secured Debentures in an amount equal to approximately $14 million will be issued upon the satisfaction of certain closing conditions and will be used for general working capital. The Secured Debentures are secured by the purchased aircraft and certain other aircraft assets of the Subsidiaries. Net proceeds from the initial Secured Debentures were $5.8 million after funding debt issuance costs.

The Secured Debentures shall accrue interest at 13.5% per annum payable monthly in arrears in cash on the last day of each month, mature on June 30, 2031, be issued with an original issue discount of $0.6 million, provide for monthly amortization payments of $0.2 million beginning on June 30, 2027 and on the last day of each month thereafter and permit prepayment at par without any prepayment premium, repayment premium, make-whole or penalty.

In addition, the Company issued the Purchasers tranche A warrants to purchase an aggregate of 710,294 shares of common stock at an exercise price of $1.2555 and tranche B warrants to purchase an aggregate of 617,647 shares of common stock at an exercise price of $1.6740. Each of the tranche A warrants and tranche B warrants (collectively, the “Warrants”) is immediately exercisable and has a term of five years.

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

High Trail Convertible Note

On November 12, 2025, the Company closed a $74.0 million aggregate principal amount of senior secured convertible notes (as amended, the “High Trail Convertible Note”) in a private placement with High Trail Capital (the “Holder”). The High Trail Convertible Note will be the senior secured obligation of the Company, guaranteed by certain of the Company’s subsidiaries. The High Trail Convertible Note was sold at 87.8% of its principal amount, with the Company receiving $65.0 million of proceeds before expenses. The High Trail Convertible Note will not accrue interest except in the event of an event of default, which will accrue interest at a rate of 15% per annum. The High Trail Convertible Note will mature on October 31, 2028, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 105% of such principal amount.

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

The Holder will have the option to require the Company to partially redeem the High Trail Convertible Note on the first and fifteenth day of each month beginning March 1, 2026 in an amount equal to the greater of (a) 5.0% of the aggregate dollar trading volume of the Company’s common stock, (b) an amount equal to (i) $2,000,000, minus (ii) the cumulative sum of the amounts by which the principal amounts partially redeemed have exceeded $2,000,000 for all prior redemption periods, less any amounts that have previously been applied by the Company pursuant to this clause (ii) to reduce partial redemption amounts, if any, and (c) $750,000. The Holder may elect to receive shares in an amount determined by applying the conversion rate to the redemption payment otherwise due. Any such partial redemption payment (whether in cash or in shares) shall reduce the principal amount by such paid amount divided by one hundred five percent (105%). The maximum number of shares issuable under the High Trail Convertible Note (if the entire High Trail Convertible Note were redeemed on this basis) would be 19,503,012. During the six months ended June 30, 2026, the Company made partial redemption payments totaling $22.0 million.

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

The Company is subject to comprehensive negative and affirmative covenants, including, inter alia, restrictions on its ability to incur indebtedness, create liens, make investments, declare or pay cash dividends or repurchase equity, and transfer or sell material assets, in each case subject to certain enumerated exceptions. The Company was previously required to maintain a minimum liquidity of $10,000,000 in cash and cash equivalents in controlled accounts, a limitation which was removed during the three months ended June 30, 2026 on the condition that the release of such funds was used to repay principal under the High Trail Convertible Note at par. The Company also must obtain prior written consent from a majority of holders of the High Trail Convertible Note before issuing additional debt or securities that would cause a default under the Note or restrict the Company’s ability to pay the principal amount thereon. In addition, the Company must maintain a required reserve of authorized and unissued common stock calculated pursuant to a specified formula set forth in the High Trail Convertible Note, and deliver and maintain a letter of credit to backstop the High Trail Convertible Note. The Company must also maintain at least $30,000,000 in available capacity under either an equity line of credit or an “at-the-market” offering within the meaning of Rule 415(a)(4) of the Securities Act pursuant to which the Company may issue and sell shares of common stock from time to time. This requirement will be met through continued access to the SPA with GEM (see Note 8, Share Purchase Agreement and GEM Mandatory Convertible Security). Additional affirmative covenants require the Company to maintain its business within existing lines, preserve its corporate existence, properties and intellectual property rights, maintain adequate insurance and ensure affiliate transactions are on arm’s length terms.

The High Trail Convertible Note is partially backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company has entered into an amended reimbursement agreements with Park Lane (see Note 16, Related Party Balances and Transactions).

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

The Company has recorded transaction costs associated with the issuance of the HT Shares totaling $1.6 million during the six months ended June 30, 2026, which are comprised of $0.6 million for the premium paid over the principal redemption amount and the initial fair value of the Make Whole Provision and the put right associated with the HT Shares. Such instruments are accounted for as derivative instruments which will be remeasured to fair value at each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

During the three months ended June 30, 2026, the Company satisfied all outstanding obligations pertaining to the HT Shares and the Make Whole Provision through the payment of $2.4 million. As a result the value of the derivative liability associated with the Make Whole Provision has been reduced to zero as of June 30, 2026 and the issued value of the HT Shares has been recorded to Shareholders’ Deficit.

On June 30, 2026, the Company entered into an Omnibus Amendment and Exchange Agreement (the “Exchange Agreement”) with High Trail Capital, pursuant to which the Company and High Trail Capital agreed to exchange the High Trail Convertible Note. Pursuant to the Exchange Agreement, the High Trail Convertible Note, would be exchanged for (i) a new Senior Secured Convertible Note due 2027, with an aggregate principal amount of $16.9 million (the “New Convertible Note”) and (ii) a new Senior Secured Term Note due 2028, with an aggregate principal amount of $30.0 million (the “New Term Note” and collectively, the "New Notes").

The Exchange Agreement, and the entry into the New Convertible Note and New Term Note, closed on July 1, 2026 (see Note 19, Subsequent Events).

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

During the six months ended June 30, 2026, the Company made principal payments of $1.0 million against the Convertible Note Purchase Agreement. The obligations under the Convertible Note Purchase Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

As of June 30, 2026, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	June 30, 2026	December 31, 2025
High Trail Convertible Note	$42,700	$61,600
New Convertible Note	—	1,875
Convertible Note Purchase Agreement	2,993	3,982
Total	45,693	67,457
Convertible notes at fair value, current	(44,651)	(42,274)
Convertible notes at fair value, long-term	$1,042	$25,183

Fair Value of SAFE-T Notes

The Company’s SAFE-T notes are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019, but the holder has elected not to effect an equity conversion of the instrument. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net within the Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the value of the SAFE-T notes was $3 thousand and $5 thousand, respectively.

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

For the six months ended June 30, 2026 and 2025, the Company received total proceeds of $25.0 million through completed advances under the SPA, for which the Company has issued 21,100,000 shares of common stock as full settlement as of June 30, 2026. The fair value of unsettled liabilities related to the SPA was $0 as of both June 30, 2026 and December 31, 2025. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

As of June 30, 2026, the Company had $251.4 million in remaining availability for draws under the SPA, as well as $72.5 million in remaining availability for advances. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

During the year ended December 31, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $38.6 million, which represented full settlement of the Mandatory Convertible Security. As a result, the outstanding principal balance of the Mandatory Convertible Security was $0 as of both June 30, 2026 and December 31, 2025.

Note 9. Fair Value Measurements

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$45,693	$45,693
SAFE-T notes at fair value	—	—	3	3
New LamVen Note	—	—	100	100
GEM Derivative	—	—	—	-
HT Side Letter Agreement			—	-
Liability classified warrants	—	—	723	723
Total financial liabilities	$—	$—	$46,519	$46,519

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$67,457	$67,457
SAFE-T notes at fair value	—	—	5	5
New LamVen Note	—	—	100	100
Liability classified warrants	—	—	2,831	2,831
Total financial liabilities	$—	$—	$70,393	$70,393

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	SAFE Notes	New LamVen Note	GEM Derivative	HT Side-Letter Agreement	Liability Classified Warrants
Balance at December 31, 2025	$67,457	$5	$100	$—	$—	$2,831
Change in fair value	8,929	(2)	—	2,233	1,355	(2,108)
Debt and equity financing issuances	—	—	—	25,000	1,008	—
Transfers	182	—	—	(77)	—	—
Conversions into common stock	(1,875)	—	—	(27,156)	—	—
Payments and share settlement	(29,000)	—	—	—	(2,363)	—
Balance at June 30, 2026	$45,693	$3	$100	$—	$—	$723

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$22,592	$23,303	$17,101	$16,988

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 10. Commitments and Contingencies

Software License Agreements

On May 18, 2021, and later modified during July 2025, November 2025, and June 2026, the Company executed five agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for a combined term of nine years, commencing on the effective date, and to obtain software development services pertaining to the Company’s Surf OS platform. The agreements identify two phases where Palantir provides services to customize the software: an initial term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an enterprise term from July 1, 2023 to June 30, 2030 with a cost of $40.2 million, for a total cost of $51.2 million.

As of both June 30, 2026 and December 31, 2025, the Company had capitalized $3.4 million related to the software that Palantir has provided to the Company. During the year ended December 31, 2025, the Company settled $11.8 million in invoiced amounts from Palantir through the issuance of 3,769,385 shares of the Company's common stock. During the three and six months ended June 30, 2026, the Company settled $5.0 million in invoiced amounts from Palantir through the issuance of 4,761,905 shares of the Company's common stock. As of June 30, 2026, the Company had $14.8 million in remaining commitments under these agreements, of which $7.8 million has been prepaid through the issuance of shares of the Company’s common stock.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STCs”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million have been previously accrued for and are due as of June 30, 2026. The remaining $35.0 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the Company intends to pursue with commercial partners.

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

In February 2026, the Company and TAI amended their aircraft purchase agreement, pursuant to which commitments for firm deliveries of 90 specifically configured Cessna Caravans, and the option to purchase an additional 26 specifically configured Cessna Caravans, were reduced to a commitment for firm deliveries of four specifically configured Cessna Caravans slated for delivery in 2026. Following this amendment, remaining firm commitments under the TAI aircraft purchase agreement have been reduced from $283.8 million to $13.2 million. Previously made deposits of $2.0 million will be applied against these deliveries. The Company may elect to purchase additional specifically configured Cessna Caravans, on terms consistent with the original aircraft purchase agreement, with mutual agreement from TAI and the payment of a $0.5 million deposit for each aircraft. As of June 30, 2026, the Company has no remaining deposits under this agreement. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024 and four during the three months ended June 30, 2026. The Company has no remaining commitments under this agreement.

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

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of June 30, 2026.

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

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of June 30, 2026 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air, and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of June 30, 2026 and December 31, 2025.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact on the Company as of June 30, 2026. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

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

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $11.1 million and $9.9 million as of June 30, 2026 and December 31, 2025, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected. In December

2025, the Company submitted a request for reconsideration to the IRS regarding the previously filed OIC. Along with this request, the Company will continue to explore available options regarding settlement of its federal excise tax liability, including the submission of additional OICs.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During 2025 the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payment on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. The Company’s total outstanding property tax liability including penalties and interest is $0.9 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Scheduled	$17,383	$21,405	$32,844	$39,189
On-Demand	12,126	6,026	$22,278	$11,748
Total revenue	$29,509	$27,431	$55,122	$50,937

The revenue deferred and recognized for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning of period	$18,590	$16,519	$17,924	$17,482
Revenue deferred	31,447	15,351	49,228	26,613
Revenue recognized	(19,874)	(14,017)	(36,989)	(26,242)
Deferred revenue, end of period	$30,163	$17,853	$30,163	$17,853

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 to 24 months, when the tickets are either used by passengers or expired pursuant to their terms. For the six months ended June 30, 2026, $7.3 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2025.

Note 12. Redeemable Common Stock and Shareholders’ Deficit

Redeemable Common Stock

Redeemable common stock was comprised of 3,510,638 shares of the Company’s common stock (par value $0.0001), issued and outstanding, that was contingently puttable to the Company upon the satisfaction of certain events. As part of a side-letter agreement to the High Trail Convertible Note (see Note 7, Financing Arrangements), the Company granted to the Holder the option to put the 3,510,638 shares of the Company’s common stock delivered as part of satisfaction of $6 million in redemption payments due under the High Trail Convertible Note. This instrument was exercisable in the event there were interruptions in the effectiveness of the registration statement covering the HT Shares. During the three months ended June 30, 2026, the Company fully settled all of the terms of the side-letter agreement, with no further obligations thereunder. As a result, the full redemption value of the previously redeemable common stock was reclassified to Shareholders’ Deficit.

2026 Registered Direct Offering

On April 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with LamVen , an existing investor, and another institutional investor, relating to the offering and sale in a registered direct offering (the “Offering”) of an aggregate of 13,318,181 shares (the “Investor Shares”) of the Company’s common stock, $0.0001 par value per share, at an offering price of $1.10 per share. In addition, certain of the Company’s directors and officers have agreed to purchase 257,353 shares of the Company’s common stock in the Offering (the “D&O Shares” and, together with the Investor Shares, the “Shares”) at an offering price of $1.36 per share, which was the official closing price of the Company’s common stock on the NYSE on April 17, 2026. The Offering closed on April 21, 2026 (the “Closing Date”).

The Company received gross proceeds from the Offering in the aggregate amount of approximately $15.0 million, which resulted in approximately $14.3 million of net proceeds after deducting placement agent fees and direct offering expenses totaling $0.7 million.

2025 Registered Direct Offerings

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

In addition, the Company issued 1,000,000 shares of common stock (the “Palantir Shares”) on November 10, 2025 at a price of $3.32 per share as a prepayment of consideration for license fees and related professional services to be rendered by Palantir Technologies Inc. (“Palantir”) pursuant to the Company’s existing software license agreement with Palantir (See Note 10, Commitments and Contingencies). In addition, the Company delivered 881,579 additional shares of its common stock to Palantir as consideration for license fees and related professional services pursuant to the license agreement on an unregistered basis on November 12, 2025, representing a total payment in shares of the Company’s common stock of approximately $6.0 million (together, the “Palantir Placement”).

2025 Private Placements

During May 2025, the Company sold 816,326 shares of the Company’s common stock in private placements for gross proceeds of $2.0 million. Such sales were effected at a purchase price of $2.45 per share, which was the minimum price, under NYSE regulations, as of May 22, 2025.

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

Warrants

A summary of warrant activity associated with debt and equity financings as of June 30, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	9,787,769	6.24	$373	$2.80
Granted	1,327,941	5.00	—	1.45
Exercised	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2026	11,115,710	5.65	—	2.08
Exercisable at June 30, 2026	11,115,710	5.65	—	2.08

Note 13. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2026 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	2,332,762	8.24	$11	$8.07
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(25,938)	—	—	6.70
Outstanding at June 30, 2026	2,306,824	7.75	6	8.08
Exercisable at June 30, 2026	1,758,200	7.70	6	8.66

No stock options were granted during the six months ended June 30, 2026.

As of June 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $0.4 million with a weighted-average remaining vesting period of approximately 0.81 years.

Warrants

A summary of common stock warrant activity for the six months ended June 30, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	1,376,056	5.51	$—	$5.91
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2026	1,376,056	5.00	—	5.91
Exercisable at June 30, 2026	927,566	4.92	—	5.79

As of June 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.3 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 0.82 years.

Equity-based awards granted in the form of warrants are not considered granted under the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan (the”2023 Plan”) and are often subject to separate registration rights than those included under the 2023 Plan.

The Company has also granted warrants as a component of debt and equity financing transactions, which were granted fully vested as of the respective transaction dates (see Note 12, Redeemable Common Stock and Shareholders’ Deficit). No compensation expense has been recorded for these transactions.

Restricted Stock Units

During the six months ended June 30, 2026, the Company issued 207,500 RSUs pursuant to the 2023 Plan to employees and non-employee consultants which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price on the business day immediately preceding the grant date. The service period of these RSUs is satisfied over a range of 12 months to 4 years.

Additionally, during the six months ended June 30, 2026, the Company issued 901,298 fully vested RSUs in satisfaction of $1.1 million in previously recognized short-term incentive plan accruals.

A summary of RSU activity for the six months ended June 30, 2026 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2025	1,307,366	$2.89
Granted	1,108,798	1.29
Vested/shares issued	(1,154,423)	1.41
Forfeited, cancelled, or expired	(13,125)	2.36
Unvested RSUs at June 30, 2026	1,248,616	$2.84

As of June 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2.3 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.84 years.

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the six months ended June 30, 2026 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2025	13,486	$29.13
Granted	—	—
Vested	(13,486)	29.13
Forfeited	—	—
Unvested RSPAs at June 30, 2026	—	—

As of June 30, 2026, all compensation expense related to the Company’s RSPAs had been recognized.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2026, the Company issued 107,500 PRSUs under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of an adjusted EBITDA metric for the year applicable to the respective grant as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price on the business day immediately preceding the grant date.

A summary of PRSU activity for the six months ended June 30, 2026 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2025	1,131,071	$3.09
Granted	107,500	1.17
Shares issued	(225,000)	2.36
Forfeited, cancelled, or expired	(53,125)	12.49
PRSUs at June 30, 2026	960,446	$2.53

As of June 30, 2026, the unrecognized compensation expense related to the unvested portion of the Company’s PRSUs was $1.4 million, which is expected to be recognized over a weighted average period of 2.02 years.

Other

During the three and six months ended June 30, 2026 the Company issued 750,000 shares of the Company’s common stock to a non-employee consultant. The shares were valued as of the grant date and resulted in $0.7 million of incremental stock-based compensation expense. Additionally, the Company repriced the exercise price of a warrant issued to LamVen in November 2024. The warrant had previously been issued as part of the restructuring of amounts due under prior term note agreements in the issuance of the LamVen Note (see Note 16, Related Party Balances and Transactions). The repricing of the warrant was intended to provide incremental compensation in connection with an existing advisory services agreement with the owner of LamVen. The adjustment of the exercise price from $1.83 to $0.01 resulted in $1.0 million of incremental stock-based compensation expense.

A summary of stock-based compensation expense recognized for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	For the three months ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	$106	$463	$225	$964
RSUs	445	1,617	932	1,997
RSPAs	225	169	394	338
PRSUs	173	1,454	583	2,211
Warrants	108	107	311	179
Other	1,686	—	1,686	—
Total Stock Based Compensation	$2,743	$3,810	$4,131	$5,689

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$29,509	$27,431	$55,122	$50,937
Operating Expenses:
Aircraft expenses	$23,341	$18,000	$42,876	$35,789
Pilot expenses	$3,084	3,243	6,573	7,136
Other (1)	3,022	2,815	5,944	5,839
Cost of revenue, exclusive of depreciation and amortization	29,447	24,058	55,393	48,764
Technology and development	1,781	2,734	4,226	5,414
Sales and marketing	3,136	1,501	5,102	3,154
General and administrative	11,488	12,628	17,547	23,514
Depreciation and amortization	2,455	2,441	5,007	4,589
Total operating expenses	48,307	43,362	87,275	85,435
Operating loss	$(18,798)	$(15,931)	$(32,153)	$(34,498)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(6,794)	(7,753)	(10,407)	(2,357)
Interest expense	(1,239)	(3,766)	(2,463)	(7,661)
Gain on extinguishment of debt	-	-	-	39
Other expense, net	(1,355)	(612)	(3,464)	(2,104)
Total other income (expense), net	$(9,388)	$(12,131)	$(16,334)	$(12,083)
Loss before income taxes	(28,186)	(28,062)	(48,487)	(46,581)
Income tax benefit	53	64	92	117
Net loss	$(28,133)	$(27,998)	$(48,395)	$(46,464)

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

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended June 30, 2026 and 2025 was a benefit of $53 thousand and $64 thousand, respectively. The Company’s provision for income taxes for the six months ended June 30, 2026 was a benefit of $92 thousand and $117 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of June 30, 2026. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

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

At the election of LamVen from time to time, on one or more occasions, the outstanding principal amount of the LamVen Note (or any portion thereof), together with all accrued but unpaid interest thereon, can be converted into a number of shares of common stock, using a conversion price per share equal to the Minimum Price, as defined in NYSE Listed Company Manual Section 312.04(h) (the “Minimum Price”); provided, however, that LamVen shall not be able to convert the LamVen Note if so doing would increase LamVen’s beneficial ownership interest in the Company to 10% or more of the Company’s then outstanding common stock.

In addition, on November 14, 2024, the outstanding principal and the interest of the existing LamVen Note of $7,473,131 was exchanged for (i) 750,000 shares of common stock of the Company issued to LamVen at $1.83 per share, which represents the official closing price of the Company’s common stock on the NYSE on the date immediately preceding November 14, 2024, and (ii) 3,389,398 warrants to purchase common stock of the Company issued to LamVen with a strike price of $1.83 per share.

The obligations under the LamVen Note are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the six months ended June 30, 2026, the Company recorded $0.2 million of interest expense related to the amortization of this discount.

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note. Subsequent to the transfer, the holder of the New Convertible Note converted $49.9 million of the principal amount, inclusive of then accrued interest, to 14,992,185 shares of the Company’s common stock. As a result, as of June 30, 2026 and December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”).

Promissory Note

On April 20, 2026, the Company and two of its subsidiaries (such subsidiaries, the "Borrowers") entered into a promissory note with LamVen (the “Note”) in an aggregate principal amount of up to $15 million (the “Maximum Principal Amount”). Lender will advance funds (each, an "Advance") on request of the Company or any of the Borrowers; provided such Advances (i) may not exceed $5 million in each consecutive 90-day period commencing on April 20, 2026 and (ii) all Advances under the Note may not exceed the Maximum Principal Amount. The Borrowers' obligations under the Note are subject to a security interest on certain aircraft assets of Borrowers and their subsidiaries that may become party to the Note (collectively, the “Grantors”), including airframes, engines, propellers, helicopters, and aircraft records relating thereto, subject to certain exceptions (the “Collateral”). In addition to the security interest, the Company and its subsidiaries agree not to create, incur, or suffer to exist any lien, security interest, or encumbrance on the Collateral, subject to certain limitations. The maturity date of the Note is April 20, 2029. The Note is non-recourse to the Company, and LamVen’s sole remedy for any breach or default is limited to exercise of remedies against the Borrowers.

Upon the later of (i) July 19, 2026 and (ii) the date of an initial Advance under the Note, the Borrowers will pay an origination fee in the amount of $1.5 million. The Company may elect to satisfy such origination fee, in whole or in part, in shares of the Company's common stock (or pre-funded warrants in lieu thereof), valued at $1.274 per share, the average closing price for the five trading day period ended April 17, 2026. Outstanding principal will bear interest at a rate of 12.5% per annum, payable monthly in cash, shares of the Company’s common stock (or pre-funded warrants in lieu thereof), or both, at the Company's election. Interest payments in common stock will be valued at $1.274 per share.

As of June 30, 2026, the Company had recorded $2.0 million in outstanding borrowings under the Note. Additionally, the Company has recorded $1.6 million in costs associated in securing the Note. Such amounts have been reflected within Other assets on the accompanying condensed consolidated Balances Sheets, which will be amortized to interest expense over the three year term of the Note.

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

On June 30, 2026, the Company entered into an amendment to the Reimbursement Agreement to add a letter of credit related to the Secured Debentures to the scope of the Reimbursement Agreement and revise the references to the High Trail Convertible Note to the New Convertible Note and the New Term Note. As consideration for Park Lane’s commitment to provide credit support for the Debenture Letter of Credit, the Company has agreed, subject to the completion of certain conditions, to issue warrants to purchase up to 2,500,000 shares of Common Stock at an exercise price equal to the “Minimum Price” as determined under the rules of the NYSE.

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

Schuman Aviation

As of June 30, 2026, the Company leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, a former employee and shareholder of the Company. All leases consist of 60-month terms, fixed monthly lease payments and are all eligible for extension at the end of the lease term. All the leases are also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine.

The Company recorded approximately $0.3 million and $0.7 million in combined lease and engine reserve expense attributable to Schuman for the three and six months ended June 30, 2026, respectively.

Additionally, the Company has an existing agreement with Schuman, whereby Schuman agreed not to fly any of its Makani Kai airline routes servicing the Hawaiian Islands commuter airspace for a period of 10 years.

Advisory Services Agreement with Proxima Centauri, LLC

Proxima Centauri, LLC (“Proxima Centauri”), an entity wholly-owned by David Anderman, a member of the Board, provided advisory services to the Company for a monthly fee of $20,000 per month pursuant to an Advisory Services Agreement entered into on December 16, 2024. As additional compensation, the Company issued a warrant to Proxima Centauri to purchase up to 142,857 shares of common stock on December 16, 2024. The Advisory Services Agreement with Proxima Centauri was terminated, effective February 13, 2026.

Advisory Services Agreement with LamVen LLC

LamVen provides advisory services to the Company for an annual fee of $1 pursuant to an Advisory Services Agreement effective as of January 1, 2025. As additional compensation, the Company issued a warrant to LamJam II LLC to purchase up to 911,544 shares of the Company’s common stock during 2024. During the three months ended June 30, 2026, the Company repriced the exercise price of a warrant originally issued to LamVen in November 2024 as part of the restructuring of amounts due under prior term note agreements in the issuance of the LamVen Note. The repricing of the warrant was intended to provide incremental compensation in connection with an existing advisory services agreement with the owner of LamVen. The adjustment of the exercise price from $1.83 to $0.01 resulted in $1.0 million of incremental stock-based compensation expense (see Note 13, Stock-Based Compensation).

Advisory Services Agreement with SRS Ventures LLC

SRS Ventures LLC, an entity associated with Sudhin Shahani, a co-founder and Board member of the Company, provides advisory services to the Company for an annual fee of $450,000 to be paid in approximately equal monthly payments pursuant to an Advisory Services Agreement effective as of January 1, 2025.

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$870	$4,079
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under software license agreement with Palantir	$5,000	$3,099

Issuance of common shares related to convertible notes conversions	$1,876	$—
Issuance of common stock to settle incentive bonus accruals	$1,056	$—
Issuance of common stock in settlement of vendor payables	$—	$60
Purchases of property and equipment included in accounts payable and accrued expenses	$1,038	$2,993
Issuance of redeemable common stock related to High Trail Convertible Note	$6,600	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,321	$—
Issuance of common stock as settlement of advances under Share Purchase Agreement	$27,157	$—

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

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(28,133)	$(27,998)	$(48,395)	$(46,464)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	98,388,335	20,902,901	87,673,959	18,925,445
Net loss per share applicable to common shareholders, basic and diluted	$(0.29)	$(1.34)	$(0.55)	$(2.46)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Excluded securities:
Options to purchase common shares	2,306,824	2,421,713	2,306,824	2,421,713
Warrants to purchase common shares	12,491,766	5,205,454	12,491,766	5,205,454
Restricted stock units	2,209,062	2,325,986	2,209,062	2,325,986
Unvested RSPAs	—	25,045	—	25,045
Convertible notes (as converted to common shares)	11,950,750	15,333,624	11,940,646	16,936,095
Mandatory Convertible Security	—	11,630,814	—	8,799,797
Total common shares equivalents	28,958,402	36,942,636	28,948,298	35,714,090

Note 19. Subsequent Events

High Trail Convertible Note

On June 30, 2026, the Company entered into an Omnibus Amendment and Exchange Agreement (the “Exchange Agreement”) with High Trail Capital, pursuant to which the Company and High Trail Capital agreed to exchange the High Trail Convertible Note. Pursuant to the Exchange Agreement, the High Trail Convertible Note, would be exchanged for (i) a new Senior Secured Convertible Note due 2027, with an aggregate principal amount of $16.9 million (the “New Convertible Note”) and (ii) a new Senior Secured Term Note due 2028, with an aggregate principal amount of $30.0 million (the “New Term Note” and collectively, the "New Notes").

The New Term Note will accrue interest at a rate of 12% per annum beginning January 1, 2027. The New Term Note will mature on January 1, 2028, unless earlier repaid.

The New Convertible Note will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 110% of such principal amount. The New Convertible Note may be converted at an initial conversion rate of 896.0573 shares of Common Stock per $1,000 principal amount of Note (equivalent to an initial conversion price of approximately $1.116 per share of Common Stock), representing an aggregate of 16,615,463 shares of Common Stock issuable upon the conversion of the New Convertible Note. The conversion rate is subject to adjustment if certain events occur.

The holder of the New Convertible Note will have the option to require the Company to partially redeem the New Convertible Note on the first calendar day of each month beginning on August 1, 2026 in cash or in shares of common stock (a “Partial Redemption Payment”). For Partial Redemption Payments made in shares of common stock, the Company may make such payment in an amount equal to the greater of (i) 6% of the aggregate daily volume of the common stock for all trading days during the relevant determination period, subject to a cap of $3,000,000 and (ii) $2,000,000. For a Partial Redemption Payment payable in cash, such payment amount shall be $2,000,000. Any such partial redemption payment (whether in cash or in shares) shall reduce the principal amount by such paid amount divided by one hundred ten percent (110%).

In the event of a fundamental change, as described in the New Notes and generally including (i) any person or group becoming the beneficial owner of more than 50% of the voting power represented by the outstanding Common Stock, (ii) the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets and (iii) any transaction or series of related transactions in connection with which (whether by means of merger, consolidation, share exchange, combination, reclassification, recapitalization, acquisition, liquidation or otherwise) all of the common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, other securities, cash or other property, the holder of the New Notes will have the right to require the Company to repurchase the New Notes (or a portion thereof) for a cash purchase price equal to the Fundamental Change Repurchase Price (as defined in each of the New Convertible Note and the New Term Note).

The New Notes contain customary events of defaults, consistent with the Prior Note.

The New Notes are subject to comprehensive negative and affirmative covenants, including, inter alia, restrictions on its ability to incur indebtedness, create liens, make investments, declare or pay cash dividends or repurchase equity, and transfer or sell material assets, in each case subject to certain enumerated exceptions. The Company must also maintain a minimum liquidity of equal to: (1) at all times, $5,000,000; and (2) at all times during at least forty-five (45) calendar days out of any sixty (60) consecutive calendar day period, $8,000,000 in unrestricted cash and cash equivalents in controlled accounts. In addition, the Company must maintain a required reserve of 60,000,000 shares of authorized and unissued common stock. The Company must also maintain at least $30,000,000 in available capacity under either an equity line of credit or an “at-the-market” offering within the meaning of Rule 415(a)(4) of the Securities Act pursuant to which the Company may issue and sell shares of common stock from time to time. Additional affirmative covenants require the Company to maintain its business within existing lines, preserve its corporate existence, properties and intellectual property rights, maintain adequate insurance and ensure affiliate transactions are on arm’s length terms.

Each of the New Convertible Note and the New Term Note will be senior secured obligations of the Company, guaranteed by substantially all of the Company’s subsidiaries, and secured by assets of the Company and certain of the Company’s subsidiaries, and the Company’s obligations thereunder will be subject to a security interest on the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The Exchange Agreement, and the entry into the New Convertible Note and New Term Note, closed on July 1, 2026.

Carl Albert Advisory Services Agreement

Carl Albert and the Company entered into an Amended and Restated Advisory Services Agreement effective July 24, 2026 (the “Advisory Agreement”). Pursuant to the terms of the Advisory Agreement, Mr. Albert shall serve as an advisor to the Board for a one (1) year period that will commence following completion of the Annual Meeting, provided that the term may be earlier terminated by either party upon 30 days’ prior written notice, or immediately by the Company upon written notice in the event of certain misconduct by the Advisor, and may be extended for an additional one (1) year period by mutual agreement of the parties. In accordance with the Advisory Agreement, in exchange for provision of the advisory services, Mr. Albert will receive an annual fee of $0.1 million, annual compensation with a grant-date value of approximately $165,000 per year (payable at Mr. Albert’s election in the Company’s common stock), on the same terms, conditions, and vesting schedule as equity compensation grants then in effect for non-employee members of the Board, and a one-time award of $0.8 million issuable in two tranches: 75% to be granted and fully vested on the effective date of the Advisory Services Agreement, and 25% to be granted and fully vested on the one-year anniversary of the effective date of the Advisory Service Agreement, subject to Mr. Albert’s continued service through such date. Mr. Albert had the option to elect, and has so elected, to receive the one-time award in shares of the Company’s common stock in lieu of cash, in an aggregate amount of 1,000,000 shares.

Share Purchase Agreement

In August 2026, the Company and GEM amended the SPA to extend its termination date from July 27, 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA. The Company may also terminate the SPA upon thirty (30) days notice. All other terms of the SPA remain in place. Continued access to the SPA (or a similar, other instrument) is a requirement under the New Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2026, and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026.

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

Operating Environment

Since 2020, the Company has been incurring expenses to support the development of the technology of its digital platform with the aim of enabling the regional air mobility market to operate at scale and to enhance the user’s ability to make informed decisions based on multiple first and third-party data sources as well as connected aircraft, and the Company expects these development expenses to continue to be incurred. Additionally, the Company intends to continue developing fully electric and hybrid-electric powertrain technologies with commercial partners to electrify existing fleets and new aircraft. As a result, the Company expects to incur significant costs in the future to support the development of this technology.

In addition to incremental costs incurred in the execution of the Company’s near and long-term business strategy, the Company has experienced inflationary pressures, which have materially increased the Company’s costs for aircraft fuel, wages and benefits and other goods and services critical to its operations during 2024 and 2025 and believes perceived recessionary risks have impacted 2026 results. For example, perceived recessionary risks, as a result of tariff or trade uncertainty or otherwise, as well as shifting travel patterns, may cause companies and individuals to reduce travel for either professional or personal reasons, and drive higher prices in the supply chain the Company relies upon. In addition, the Company has incurred greater than expected losses and negative cash flows from operating activities due to previous inefficient aircraft utilization, primarily caused by an underutilization of pilots and a shortage of maintenance personnel and critical aircraft components. This, coupled with operating cost variability in the current global economic setting, have challenged the Company’s ability to serve its customers as desired and, in turn, cover expenses, specifically related to its scheduled service offerings.

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

	Six Months Ended June 30,		Change
	2026	2025	Increase/ Decrease	%
Scheduled Flight Hours(1)	23,417	30,036	(6,619)	(22)%
On-Demand Flights(2)	2,015	1,329	686	52%
Scheduled Passengers(3)	135,793	142,875	(7,082)	(5)%
Headcount(4)	506	634	(128)	(20)%
Scheduled Departures(5)	26,760	30,288	(3,528)	(12)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended June 30,		Change
	2026	2025	$	%
Revenue	$29,509	$27,431	$2,078	8%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	29,447	24,058	5,389	22%
Technology and development	1,781	2,734	(953)	(35)%
Sales and marketing	3,136	1,501	1,635	109%
General and administrative	11,488	12,628	(1,140)	(9)%
Depreciation and amortization	2,455	2,441	14	1%
Total operating expenses	48,307	43,362	4,945	11%
Operating loss	(18,798)	(15,931)	(2,867)	18%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(6,794)	(7,753)	959	(12)%
Interest expense	(1,239)	(3,766)	2,527	(67)%
Other expense, net	(1,355)	(612)	(743)	121%
Total other expense, net	(9,388)	(12,131)	2,743	(23)%
Loss before income taxes	(28,186)	(28,062)	(124)	0%
Income tax benefit	53	64	(11)	(17)%
Net loss	$(28,133)	$(27,998)	$(135)	0%

Revenue

Revenue increased by $2.1 million, or 8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For The Three Months Ended June 30,		Change
	2026	2025	$	%
Scheduled	$17,383	$21,405	$(4,022)	(19)%
On-Demand	12,126	6,026	6,100	101%
Total revenue	$29,509	$27,431	$2,078	8%

Scheduled revenue decreased $4.0 million, or 19%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-Demand revenue increased $6.1 million, or 101%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as an increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $5.4 million, or 22%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease of $1.8 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of exiting unprofitable routes, partially offset by higher average fuel costs and investments to improve operations. The increase of $7.2 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance, slightly offset by improving on-demand margins with higher volumes.

Technology and Development

Technology and development expenses decreased by $1.0 million, or 35%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in technology and development expense is due to a higher amount of cost capitalization relating to the Company’s Surf O/S platform.

Sales and Marketing

Sales and marketing expenses increased by $1.6 million, or 109%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in external marketing initiatives.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in general and administrative expense was driven primarily by a $1.0 million decrease in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses were consistent between the three months ended June 30, 2026 and the three months ended June 30, 2025.

Other Income/(Expense)

Other expense, net decreased by $2.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily attributable to a $1.0 million decrease in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of our common stock on valuations of convertible notes and the GEM Global Yield LLC SCS (“GEM”) mandatory convertible security, and a $2.5 million reduction in interest expense due to restructuring of high interest debt in favor of zero-coupon, convertible, obligations. This was offset by a $0.7 million increase in other expense, primarily driven by a $1.1 million loss on the disposal of aircraft.

Net loss

The increase in net loss of $0.1 million, or less than 1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily attributable to an increase in operating loss of $2.9 million, partially offset by a $2.7 million decrease in other expense, net.

Results of the Company’s Operations for the Six Months Ended June 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$55,122	$50,937	$4,185	8%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	55,393	48,764	6,629	14%
Technology and development	4,226	5,414	(1,188)	(22)%
Sales and marketing	5,102	3,154	1,948	62%
General and administrative	17,547	23,514	(5,967)	(25)%
Depreciation and amortization	5,007	4,589	418	9%
Total operating expenses	87,275	85,435	1,840	2%
Operating loss	(32,153)	(34,498)	2,345	(7)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(10,407)	(2,357)	(8,050)	342%
Interest expense	(2,463)	(7,661)	5,198	(68)%
Gain on extinguishment of debt	—	39	(39)	(100)%
Other expense	(3,464)	(2,104)	(1,360)	65%
Total other expense, net	(16,334)	(12,083)	(4,251)	35%
Loss before income taxes	(48,487)	(46,581)	(1,906)	4%
Income tax benefit	92	117	(25)	(21)%
Net loss	$(48,395)	$(46,464)	$(1,931)	4%

Revenue increased by $4.2 million, or 8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Scheduled	$32,844	$39,189	$(6,345)	(16)%
On-Demand	22,278	11,748	10,530	90%
Total revenue	$55,122	$50,937	$4,185	8%

Scheduled revenue decreased $6.3 million, or 16%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in scheduled revenue was primarily related to the exiting of unprofitable routes, partially offset by higher completion factors.

On-Demand revenue increased $10.5 million, or 90%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as an increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $6.6 million, or 14%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease of $4.9 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of exiting unprofitable routes, partially offset by higher average fuel costs and investments to improve operations. The increase of $11.5 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance, slightly offset by improving on-demand margins with higher volumes.

Technology and Development

Technology and development expenses decreased by $1.2 million, or 22%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in technology and development expense is due to a higher amount of cost capitalization relating to the Company’s Surf O/S platform.

Sales and Marketing

Sales and marketing expenses increased by $1.9 million, or 62%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in external marketing initiatives.

General and Administrative

General and administrative expenses decreased by $6.0 million, or 25%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in general and administrative expense was driven primarily by a $2.3 million reduction in short term incentive bonus accruals, a $1.3 million decrease in compensation expense, a $1.5 million decrease in stock-based compensation expense, and a $0.9 million reduction in professional service expenses.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.4 million, or 9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was primarily due to overall increases in aircraft depreciation due to capital expenditures subsequent to June 30, 2025.

Other Income/(Expense)

Other expense, net increased by $4.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily attributable to a $8.1 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of our common stock on valuations of convertible notes and the GEM mandatory convertible security, and a $1.4 million increase in other expense, primarily driven by non-cash transaction costs. This was partially offset by a $5.2 million decrease in interest expense due to restructuring of high interest debt in favor of zero-coupon, convertible, obligations.

Net Loss

The increase in net loss of $1.9 million, or 4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily attributable to increases in operating expenses of $1.8 million and increases in other expense of $4.3 million. This was partially offset by an increase in revenue of $4.2 million.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$(13,407)	$(26,447)	$13,040	(49)%
Investing activities	(11,268)	(1,024)	(10,244)	1,000%
Financing activities	20,396	33,345	(12,949)	(39)%
Net change in cash and cash equivalents	$(4,279)	$5,874	$(10,153)	(173)%

Cash Flow from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $13.4 million, primarily driven by a net loss of $48.4 million. Operating outflows were partially offset by depreciation and amortization expense of $5.0 million, stock-based compensation expense of $4.1 million, changes in fair value of financial instruments of $10.4 million, increases in accounts payable of $3.7 million, and increases in deferred revenue of $12.2 million.

For the six months ended June 30, 2025, net cash used in operating activities was $26.4 million, primarily driven by a net loss of $46.5 million. These operating outflows were partially offset by depreciation and amortization expense of $4.6 million, stock-based compensation expense of $5.7 million, changes in fair value of financial instruments of $2.4 million, and an $8.2 million increase in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $11.3 million, an increase of $10.2 million compared to the six months ended June 30, 2025. The increase was driven by an increase of $8.7 million in purchases of property and equipment and internal use software development costs, and compounded by a decrease in proceeds from the sale of fixed assets of $1.5 million.

Cash Flow from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $20.4 million, primarily from $25.0 million in advances under the GEM Share Purchase Agreement (as defined below), $14.3 million in proceeds from equity issuances, and $9.0 million in debt issuances with external and related parties. These were partially offset by $23 million in repayments of borrowings under convertible note agreements.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $11.1 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of June 30, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of June 30, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”)

note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of June 30, 2026 and December 31, 2025.

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

During the six months ended June 30, 2026, the Company received net proceeds of $14.3 million through the issuance and sale of 13,575,534 shares of its common stock. Additionally, during the six months ended June 30, 2026, the Company entered into a Securities Purchase Agreement (the “Secured Debentures Purchase Agreement”) with certain affiliates of JGB Partners, L.P. (the “Purchasers”), pursuant to which the Purchasers purchased certain Senior Secured Debentures, with an aggregate face amount of $21.6 million (the “Secured Debentures”), issued by Southern Airways Pacific, LLC and Southern Airways Express, LLC, each a subsidiary of the Company. The initial Secured Debenture with an aggregate principal amount of approximately $7 million was issued on June 30, 2026, and the remaining balance of the Secured Debentures in an amount equal to approximately $14 million will be issued upon satisfaction of certain closing conditions.

During the six months ended June 30, 2026, the Company received $25.0 million in advances under the Share Purchase Agreement with GEM (the “SPA”), of which $25.0 million had been settled through the issuance of 21,100,000 shares of the Company’s common stock. As of June 30, 2026, the contractual terms allow the Company to make further advances of up to $72.5 million under the SPA. Additionally, the Company has the ability to draw an additional $251.4 million under the SPA, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of June 30, 2026, GEM held 0% of the then fully-diluted shares of the Company. At June 30, 2026, the daily volume limitations under the SPA restricted our ability to take additional draws under the SPA to approximately 33.5 million shares per draw. Additionally, the Company’s ability to draw upon the SPA is contingent on the Company’s common stock being listed on a national exchange. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

As of June 30, 2026, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, the Company completed the implementation and go-live of the general ledger module of its NetSuite enterprise resource planning system. The Company continues to evaluate and implement enhancements to its control environment, including information technology general controls, as part of its ongoing remediation efforts. The implementation and go-live of the general ledger module during the quarter ended June 30, 2026 are the changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors below and those discussed in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

On July 24, 2026, we received another formal notice from the NYSE indicating that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We subsequently notified the NYSE of our intent to regain compliance with the requirements of Section 802.01C. We are able to regain compliance at any time within the six-month period following receipt of the notice if, on the last trading day of any calendar month during this cure period (or the last trading day of this cure period), we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the prior 30 trading-day period. If we do not regain compliance with Section 802.01C within such cure period, the NYSE may commence delisting proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2026, we issued an aggregate of 750,000 shares of the Company’s common stock, par value $0.0001 per share, worth $0.7 million, to one accredited investor for in-kind services in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed or furnished as exhibits to this Quarterly Report:

Exhibit Number	Description of Document

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 21, 2026)

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 24, 2026).

10.3

Advisory Services Agreement dated May 19, 2026, but effective as of July 24, 2026 by and between Surf Air Mobility Inc. and Carl Albert (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 22, 2026).

10.4	Omnibus Amendment and Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 1, 2026).

10.5	Form Senior Secured Convertible Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 1, 2026).

10.6	Form Senior Secured Term Note due 2028 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 1, 2026).

10.7	Form of Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on July 1, 2026).

10.8	Form of Secured Debenture (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on July 1, 2026).

10.9	Form of Tranche A and Tranche B Warrants (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on July 1, 2026).

10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on July 1, 2026).

10.11	Second Amendment to Reimbursement Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 1, 2026).

10.12*	Amended and Restated Advisory Services Agreement made and entered into as of July 24, 2026 by and between the Company and Carl Albert.

10.13*

Amendment No.5 to the Amended and Restated Share Purchase Agreement, dated as of August 6, 2026, by and among Surf Air Mobility Inc., Surf Air Global Ltd., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited

31.2*

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

Surf Air Mobility Inc. (Registrant)

Date: August 10, 2026	/s/ Deanna White
Deanna White Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	/s/ Oliver Reeves
Oliver Reeves Chief Financial Officer (Principal Financial and Accounting Officer)