Form 10-Q
period 2026-09-30
SURF AIR MOBILITY INC.
filed 2026-11-05
CIK 1936224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

5080 Spectrum Drive, STE 250W

Addison, TX 75001

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

As of October 30, 2026, 135,205,998 shares of common stock, $0.0001 par value per share, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding the Company’s future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. Forward-looking statements may be identified by the use of words such as “estimate”, “plan”, “project”, “forecast”, “intend”, “will”, “expect”, “anticipate”, “believe”, “seek”, “target”, “designed to” or other similar expressions that predict or indicate future events or trends, although the absence of these words does not mean that a statement is not forward-looking. The Company cautions readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control, that could cause the actual results and outcomes, and the timing of actual results and outcomes, to differ materially from the expected results. These forward-looking statements include, but are not limited to, statements regarding estimates and forecasts of financial and performance metrics, projections of market opportunity and market share, potential benefits and the commercial attractiveness to its customers of the Company’s products and services, the Company’s dependence on third-party partnerships in the development or deployment of fully-electric and hybrid-electric powertrains, the potential success of the Company’s marketing and expansion strategies and the Company’s ability to continue as a going concern. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, and on the current expectations of the Company’s management, and are not predictions of actual results and outcomes. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied upon, by any investor as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks and uncertainties, including:

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
•
whether Essential Air Service funding will continue without interruption or appropriations will be made on a timely basis and also whether the U.S. Department of Transportation will restore and fund Essential Air Service obligations retroactively;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$10,719	$12,672
Accounts receivable, net	4,973	3,929
Prepaid expenses and other current assets	14,432	14,320
Total current assets	30,124	30,921
Restricted cash	287	10,091
Property and equipment, net	60,396	45,595
Intangible assets, net	17,876	20,067
Operating lease right-of-use assets	13,426	12,510
Finance lease right-of-use assets	587	809
Other assets	11,975	11,688
Total assets	$134,671	$131,681
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$19,151	$18,437
Accrued expenses and other current liabilities	41,572	47,702
Deferred revenue	22,434	17,924
Current maturities of long-term debt, including $12,449 and $0 measured at fair value at September 30, 2026 and December 31, 2025, respectively (see Note 7)	24,598	2,712
Operating lease liabilities, current	3,885	3,636
Finance lease liabilities, current	280	277
SAFE notes at fair value, current	3	5
Convertible notes at fair value, current	15,198	42,274
Due to related parties, current	61	643
Total current liabilities	127,182	133,610
Long-term liabilities:
Long-term debt, net of current maturities, including $12,450 and $0 measured at fair value at September 30, 2026 and December 31, 2025, respectively (see Note 7)	34,306	14,389
Convertible notes at fair value, long term	—	25,183
Operating lease liabilities, long term	9,761	8,714
Finance lease liabilities, long term	463	670
Due to related parties, long term	5,100	100
Other long-term liabilities	3,320	3,872
Total liabilities	$180,132	$186,538
Commitments and contingencies (Note 10)
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 shares authorized as of both September 30, 2026 and December 31, 2025; 134,892,456 shares and 73,082,025 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	7
Additional paid-in capital	811,288	733,135
Accumulated deficit	(856,762)	(787,999)
Total shareholders’ deficit	$(45,461)	$(54,857)
Total liabilities and shareholders’ deficit	$134,671	$131,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2026 and 2025

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$36,456	$29,172	$91,578	$80,109
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	33,485	27,662	88,878	76,696
Technology and development	1,428	2,327	5,654	8,012
Sales and marketing	2,417	2,060	7,519	5,214
General and administrative	12,237	11,200	29,784	34,173
Depreciation and amortization	2,851	2,423	7,858	7,012
Total operating expenses	52,418	45,672	139,693	131,107
Operating loss	$(15,962)	$(16,500)	$(48,115)	$(50,998)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	$(3,239)	$(7,415)	$(13,646)	$(9,772)
Interest expense	(2,258)	(3,255)	(4,721)	(10,916)
Gain on extinguishment of debt	—	—	—	39
Other income (expense), net	1,052	(105)	(2,412)	(2,209)
Total other expense, net	$(4,445)	$(10,775)	$(20,779)	$(22,858)
Loss before income taxes	(20,407)	(27,275)	(68,894)	(73,856)
Income tax benefit	39	62	131	179
Net loss	$(20,368)	$(27,213)	$(68,763)	$(73,677)
Net loss per share applicable to common shareholders, basic and diluted	$(0.16)	$(0.64)	$(0.69)	$(2.74)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	125,243,614	42,430,909	100,328,425	26,850,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three and Nine Months Ended September 30, 2026 and 2025

(in thousands, except share data)

(Unaudited)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at June 30, 2026	119,137,993	$12	$793,925	$(836,394)	$(42,457)
Issuance of common stock related to restricted shares and restricted stock units	1,231,620	-	-	-	-
Issuance of warrants as consideration for credit support and financing fees	—	-	2,914	-	2,914
Issuance of common stock for HT Note redemptions	3,734,695	-	3,158	-	3,158
Issuance of common shares under Share Purchase Agreement	4,100,000	-	2,858	-	2,858
Issuance of common stock under software development agreement	6,688,148	1	6,749	-	6,750
Stock-based compensation expense	—	-	1,684	-	1,684
Net loss	—	-	-	(20,368)	(20,368)
Balance at September 30, 2026	134,892,456	$13	$811,288	$(856,762)	$(45,461)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at June 30, 2025	36,561,659	$4	$608,420	$(723,907)	$(115,483)
Issuance of common stock related to restricted shares and restricted stock units	154,730	—	—	—	—
Issuance of common stock related to performance-based restricted shares	2,500	—	—	—	—
Issuance of common stock related to stock option exercises	49,570	—	255	—	255
Issuance of common stock related to warrant exercises	265,725	—	830	—	830
Issuance of common stock under Share Purchase Agreement	1,942,349	—	8,214	—	8,214
Issuance of common stock in settlement of vendor payables	199,907	—	700	—	700
Issuance of common stock under software license agreement	603,238	—	2,690	—	2,690
Issuance of common stock related to convertible note conversions	7,178,411	1	35,181	—	35,182
Stock-based compensation expense	—	—	2,268	—	2,268
Net loss	—	—	—	(27,213)	(27,213)
Balance at September 30, 2025	46,958,089	$5	$658,558	$(751,120)	$(92,557)

	Common Shares
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2025	73,082,025	$7	$733,135	$(787,999)	$(54,857)
Issuance of common stock related to restricted shares and restricted stock units	2,246,195	-	-	-	-
Issuance of common stock related to performance-based restricted shares	225,000	-	-	-	-
Issuance of common stock to settle incentive bonus accruals	901,298	-	1,056	-	1,056
Issuance of common stock in direct offerings	13,575,534	1	14,303	-	14,304
Issuance of warrants in long-term debt financings	—	-	672	-	672
Issuance of warrants as consideration for credit support and financing fees	—	-	2,914	-	2,914
Issuance of common stock related to convertible note conversions	967,018	-	1,876	-	1,876
Reclassification of HT common shares previously redeemable	3,510,638	1	6,599	-	6,600
Issuance of common stock for HT Note redemptions	3,734,695	-	3,158	-	3,158
Issuance of common shares under Share Purchase Agreement	25,200,000	2	30,012	-	30,014
Issuance of common stock under software development agreement	11,450,053	2	11,748	-	11,750
Stock-based compensation expense	—	-	5,815	-	5,815
Net loss	—	—	—	(68,763)	(68,763)
Balance at September 30, 2026	134,892,456	$13	$811,288	$(856,762)	$(45,461)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance at December 31, 2024	16,933,692	2	557,444	(677,443)	(119,997)
Issuance of common stock related to restricted shares and restricted stock units	747,344	—	—	—	—
Issuance of common stock related to performance-based restricted shares	362,500	—	—	—	—
Issuance of common stock related to stock option exercises	49,570	—	255		255
Issuance of common stock related to warrant exercises	265,725	—	830		830
Issuance of common stock in private placements	816,326	—	2,000	—	2,000
Issuance of common stock in direct offerings	12,800,002	1	27,891	—	27,892
Issuance of warrants to placement agents in direct offerings	—	—	1,494	—	1,494
Issuance of common stock under Share Purchase Agreement	5,692,349	1	18,957	—	18,958
Issuance of common stock in settlement of vendor payables	224,364	—	760	—	760
Issuance of common stock under software license agreement	1,887,806	—	5,789	—	5,789
Issuance of common stock related to convertible note conversions	7,178,411	1	35,181		35,182
Stock-based compensation expense	—	—	7,957	—	7,957
Net loss	—	—	—	(73,677)	(73,677)
Balance at September 30, 2025	46,958,089	$5	$658,558	$(751,120)	$(92,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(68,763)	$(73,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,858	7,012
Loss on sale of fixed assets	1,637	818
Non-cash operating lease expense	3,405	3,934
Gain on extinguishment of debt	—	(39)
Stock-based compensation expense	5,815	7,957
Changes in fair value of financial instruments carried at fair value, net	13,646	9,772
Non-cash transaction costs for issuance of HT Shares	1,608	—
Amortization of debt discounts and debt issuance costs	355	1,608
Deferred income taxes	(131)	(179)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,044)	(778)
Prepaid expenses and other current assets	3,725	(1,404)
Other assets	(251)	343
Accounts payable	714	2,409
Due to related parties	918	—
Accrued expenses and other current liabilities	(5,588)	2,221
Deferred revenue	4,510	(1,424)
Operating lease liabilities	(3,025)	(4,352)
Other liabilities	—	(9)
Net cash used in operating activities	$(34,611)	$(45,788)
Cash flows from investing activities:
Purchase of property and equipment	(10,244)	(4,218)
Proceeds from the sale of fixed assets	2,070	2,681
Internal-use software development costs	(4,459)	(1,764)
Net cash used in investing activities	$(12,633)	$(3,301)
Cash flows from financing activities:
Payments of borrowings on convertible notes	(27,750)	—
Proceeds from borrowings on long-term debt	21,000	2,750
Principal payments on long-term debt	(2,381)	(1,921)
Principal payments on Mandatory Convertible Security	—	(17,718)
Proceeds from issuance of common stock in direct offerings, net of transaction expenses	14,303	31,386
Proceeds from sales and advances under Share Purchase Agreement	29,000	18,958
Proceeds from collateralized borrowings, net of repayment	135	193
Proceeds from borrowings from related parties	7,000	—
Repayment of borrowings from related parties	(2,000)	—
Proceeds from exercise of stock options	—	255
Proceeds from exercise of warrants	—	830
Payments under HT Side-Letter Agreement	(2,363)	—
Payments of debt issuance costs	(1,253)	—
Payment of finance lease obligations	(204)	(202)
Net cash provided by financing activities	$35,487	$34,531
Decrease in cash, cash equivalents and restricted cash	(11,757)	(14,558)
Cash, cash equivalents and restricted cash at beginning of period	22,763	21,675
Cash, cash equivalents and restricted cash at end of period	$11,006	$7,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Surf Air Mobility Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Organization

Surf Air Mobility Inc. (“Surf Air Mobility” or the “Company”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

Surf Air Mobility’s predecessor company, Surf Air, was formed in 2016 and, prior to its reorganization into Surf Air Mobility, aimed to expand the category of regional air travel, connecting underutilized regional airports and private terminals to create a “shared private” customer experience and a high frequency “commercial-like” air service, using small turboprop aircraft. Surf Air provided both scheduled routes and on-demand charter flights operated by third parties that operate under Part 135 of Title 14 of the U.S. Code of Federal Regulations (“Part 135”). Surf Air drove the early stages of development of the Company’s current efforts to deploy electrified powertrain technology, including the establishment of relationships with key commercial partners who, as a group, the Company believes can deliver novel hardware and software solutions that can make electrified flight possible for operators across the Part 135 industry, starting with the Company’s owned and operated fleet.

Liquidity and Going Concern

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $10.6 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026. In December 2025, the Company submitted a request for reconsideration to the IRS regarding a previously submitted offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Beginning in September 2026, under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making monthly payments of $85 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of September 30, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of September 30, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the

Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2026 and December 31, 2025.

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

During the nine months ended September 30, 2026, the Company received net proceeds of $14.3 million through the issuance and sale of 13,575,534 shares of its common stock. Additionally, during the nine months ended September 30, 2026, the Company entered into a Securities Purchase Agreement (the “Secured Debentures Purchase Agreement”) with certain affiliates of JGB Partners, L.P. (the “Purchasers”), pursuant to which the Purchasers purchased certain Senior Secured Debentures, with an aggregate face amount of $21.6 million (the “Secured Debentures”), issued by Southern Airways Pacific, LLC and Southern Airways Express, LLC, each a subsidiary of the Company.

During the nine months ended September 30, 2026, the Company received $29.0 million in advances under the SPA with GEM, of which $27.4 million had been settled through the issuance of 25,200,000 shares of the Company’s common stock. As of September 30, 2026, the contractual terms allow the Company to make further advances of up to $68.5 million under the SPA. Additionally, the Company has the ability to draw an additional $251.4 million under the SPA, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of September 30, 2026, GEM held 0% of the then fully-diluted shares of the Company. At September 30, 2026, the daily volume limitations under the SPA restricted the Company’s ability to take additional draws under the SPA to approximately 23.8 million shares per draw. Additionally, the Company’s ability to draw upon the SPA is contingent on the Company’s common stock being listed on a national exchange. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

Note 2. Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the related notes, as included in the Company’s Form 10-K filed on March 12, 2026. The information herein reflects all material adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the period presented. The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Except to the extent discussed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026 from those disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2025.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the assets, liabilities, and operating results of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Restricted Cash

Cash and restricted cash consists of cash on hand held in commercial bank accounts. The Company classifies all cash with use limited by contractual provisions as restricted cash. As of September 30, 2026 and December 31, 2025, the Company had restricted cash of $0.3 million and $10.1 million, respectively. Restricted cash as of December 31, 2025 primarily consisted of funds restricted under the terms of the High Trail Convertible Note (see Note 7, Financing Arrangements). The Company has classified the restricted cash as long term, which represents the expected lapse of restrictions.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from the U.S. Department of Transportation (“DOT”) in relation to certain air routes served by the Company under the Essential Air Service (“EAS”) program, amounts due from airline business partners, and pending transactions with credit card processors. Receivables from the U.S. DOT and the Company’s business partners are typically settled within 30 days. All accounts receivable are reported net of an allowance for credit losses, which was not material as of September 30, 2026, and December 31, 2025. The Company has considered past and future financial and qualitative factors, including the age of unpaid receivables, payment history and other credit monitoring indicators, when establishing the allowance for credit losses.

Contract Costs

The Company incurs certain costs to fulfill contracts with customers, including third-party costs associated with the configuration and customization of the Company's hosted software environment. Costs that relate directly to a customer contract, generate or enhance resources that will be used to satisfy future performance obligations, and are expected to be recovered are capitalized as contract fulfillment costs.

The Company evaluates third-party setup and implementation costs based on the nature of the underlying activities performed rather than the description of the fees in the vendor's contractual arrangements or invoices. Costs that do not meet the criteria for capitalization are expensed as incurred.

Capitalized contract fulfillment costs are amortized on a systematic basis consistent with the transfer to the customer of the related Software as a Service (“SaaS”) services. For arrangements in which the capitalized costs relate solely to the Company's obligation to provide hosted SaaS services over a specified contractual term, the Company generally amortizes the costs over the applicable service period.

As of September 30, 2026, the Company had $0.6 million of capitalized costs to fulfill contracts with customers. The Company will recognize amortization expense related to these costs over the associated service period of the contracts.

Collateralized Borrowings

The Company has a revolving accounts receivable financing arrangement that allows the Company to borrow a designated percentage of eligible accounts receivable, as defined, up to a maximum unsettled amount of $5.0 million. The agreement is secured by a first security interest in certain assets of Southern Airways Express, LLC, a subsidiary of Southern (“Southern Airways Express”). The financing arrangement is uncommitted, and upon funding does not qualify for sale accounting as the Company does not relinquish control of the receivables based on, among other things, the nature and extent of the Company’s continuing involvement.

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

Warrants

The Company classifies certain warrants as liabilities due to contractual provisions that may require net cash settlement. The fair value of these warrants is estimated using a Monte Carlo simulation model to reflect the path-dependent forced exercise provisions. The warrants are remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

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

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company granted performance-based restricted stock units (“PRSUs”) to employees, which will vest upon the achievement of individual performance metrics, inclusive of an adjusted EBITDA metric for the year applicable to the respective grant, as well as a service period of four years from the date of grant. The grant date fair value of these PRSUs was determined based on the Company’s stock price the business day immediately preceding the grant date. Expense attribution for these awards is based on a probability assessment regarding the achievement of the financial metric. The Company will record compensation expense on a cumulative basis to reflect the grant date fair value of shares expected to vest over the service period of each award.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting period.

On an ongoing basis, the Company evaluates its estimates using historical experience and other factors including the current economic and regulatory environment as well as management’s judgment. Items subject to such estimates and assumptions include: revenue recognition and related allowances, valuation allowance on deferred tax assets, certain accrued liabilities, useful lives and recoverability of long-lived assets, fair value of assets acquired and liabilities assumed in acquisitions, legal contingencies, assumptions underlying long-term debt, convertible notes and convertible securities carried at fair value and stock-based compensation. These estimates may change as new events occur and additional information is obtained and such changes are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on loss before income taxes, net loss, earnings per share, shareholders’ deficit or cash flows.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid software	$4,489	$5,188
Prepaid marketing	2,381	2,395
Engine reserves	2,180	2,213
Prepaid interest	2,083	1,983
Vendor operator prepayments	1,697	811
Prepaid insurance	365	624
Other	1,237	1,106
Total prepaid expenses and other current assets	$14,432	$14,320

Note 4. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Aircraft, equipment and rotable spares	$51,560	$45,519
Equipment purchase deposits	—	2,000
Leasehold improvements	3,777	2,192
Office, vehicles and ground equipment	1,384	1,245
Internal-use software	18,702	4,993
Property and equipment, gross	75,423	55,949
Accumulated depreciation	(15,027)	(10,354)
Property and equipment, net	$60,396	$45,595

The Company recorded depreciation expense of $2.1 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded depreciation expense of $5.5 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded losses of $0.5 million and $0 on the sale of property and equipment for the three months ended September 30, 2026 and 2025, respectively. The Company recorded losses of $1.6 million and $0.8 million on the sale of property and equipment for the nine months ended September 30, 2026 and 2025, respectively.

Note 5. Intangible Assets, Net

Intangible assets, net, consists of the following (in thousands):

	September 30, 2026	December 31, 2025
EAS contracts	$25,770	$25,770
Tradenames and trademarks	8,340	8,340
Software	3,122	3,122
Other intangibles	225	225
Intangible assets, gross	37,457	37,457
Accumulated amortization	(19,581)	(17,390)
Intangible assets, net	$17,876	$20,067

The Company recorded amortization expense of $0.7 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense of $2.3 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is recognized as a component of Depreciation and amortization expense in the accompanying Condensed Consolidated Statements of Operations.

Expected future amortization as of September 30, 2026 is as follows (in thousands):

Amount
Remainder of 2026	$724
2027	2,764
2028	2,577
2029	2,577
2030	2,577
Thereafter	6,657
Total	$17,876

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$6,167	$8,767
Accrued professional services	8,523	9,195
Excise and franchise taxes payable	10,741	10,054
Collateralized borrowings	2,400	2,264
Software license fee payable	9,538	9,547
Accrued Monarch legal settlement	1,314	1,314
Accrued major maintenance	642	3,669
Interest and commitment fee payable	139	140
Other accrued liabilities	2,108	2,752
Total accrued expenses and other current liabilities	$41,572	$47,702

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

For the three months ended September 30, 2026, the Company borrowed a total of $7.1 million under this financing facility, of which $4.7 million was settled through the transfer of pledged receivables. These amounts exclude the settlement of the prior period liability, which is effectively settled through the satisfaction of the pledged receivables existing as of the same period. Interest expense incurred on these borrowings for the three months ended September 30, 2026 amounted to $91 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2025, the Company borrowed a total of $9.7 million under this financing facility, of which $6.8 million was settled through the transfer of pledged receivables. These amounts exclude the settlement of the prior period liability, which is effectively settled through the satisfaction of the pledged receivables existing as of the same period. Interest expense incurred on these borrowings for the three months ended September 30, 2025 amounted to $128 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2026, the Company borrowed a total of $21.4 million under this financing facility, of which $19.0 million was settled through the transfer of pledged receivables. These amounts exclude the settlement of the prior period liability, which is effectively settled through the satisfaction of the pledged receivables existing as of the same period. Interest expense incurred on these borrowings for the nine months ended September 30, 2026 amounted to $268 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, the Company borrowed a total of $28.7 million under this financing facility, of which $25.8 million was settled through the transfer of pledged receivables. These amounts exclude the settlement of the prior period liability, which is effectively settled through the satisfaction of the pledged receivables existing as of the same period. Interest expense incurred on these borrowings for the nine months ended September 30, 2025 amounted to $368 thousand, and is included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants.

Accrued Compensation and Benefits

The Company maintains incentive compensation programs under which payouts are based on a combination of performance metrics and are subject to discretionary adjustments by the Company’s board of directors (the “Board”).

As of December 31, 2025, the Company recorded an accrual of $4.8 million representing its estimate of expected payouts under the programs. During the nine months ended September 30, 2026, final payouts under the plans were approved at $1.8 million. The resulting $3.0 million reduction in accrued compensation has been recognized as a $0.3 million reduction to sales and marketing expense and a $2.7 million reduction to general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The resulting $1.8 million accrual was paid during the nine months ended September 30, 2026. Additionally, the Company accrued $2.5 million applicable to the 2026 incentive compensation program during the nine months ended September 30, 2026.

On September 28, 2026, the Company entered into a separation agreement with its former Chief Financial Officer providing for special termination benefits and the acceleration of vesting of then outstanding equity awards. As of September 30, 2026, the Company had accrued $1.7 million related to the agreement as a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Accrued Professional Services

During the fourth quarter of 2024, the Company entered into agreements with several professional service firms engaged in support of the Company’s July 27, 2023 direct listing on the NYSE. These agreements modify the payment terms of prior service agreements to be contingent on future equity or debt financing by the Company. The Company originally estimated that a total of $7.1 million would be due under these agreements over a five year period. Given the uncertainty regarding the timing and amount of payment, all amounts have been classified as current liabilities within the Company’s Condensed Consolidated Balance Sheets. During the year ended December 31, 2025, and the nine months ended September 30, 2026, the Company has continued to make contractual payments against certain of these liabilities, with $6.6 million remaining as a current liability within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026.

Note 7. Financing Arrangements

The Company’s long-term debt obligations consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Note payable to bank, fixed interest rate of 4.65%, due November 2025	—	4
Note payable to a financing company, fixed interest rate of 5.49%, due December 2026	11	60
Notes payable to Clarus Capital, fixed interest rate of 8.66%, due April, June and September 2027	11,052	12,543
Note payable to High Trail Special Situations LLC, fixed interest rate of 12.0%, due January 2028 (a)	24,899	—
Note payable to Skywest, fixed interest rates of 4%, due April 2028	1,258	1,802
Note payable to JGB Partners, L.P. and affiliates, fixed interest rate of 13.5%, due June 2031	21,600	—
Note payable to Tecnam, fixed interest rate of 6.75%, due July and August 2032	2,477	2,692
Debt issuance costs and issuance discounts	(2,393)	—
Long-term debt, net of debt issuance costs and issuance discounts	58,904	17,101
Current maturities of long-term debt	(24,598)	(2,712)
Long-term debt, net of current maturities	$34,306	$14,389

(a) Measured at fair value. New Term Note with an aggregate principal amount of $30.0 million

Future maturities of total long-term debt as of September 30, 2026 are as follows (in thousands):

Amount
Remainder of 2026	$686
2027	35,791
2028	10,825
2029	3,061
2030	3,090
Thereafter	12,944
Total	$66,397

The Company is subject to customary affirmative covenants and negative covenants on all of the above notes payable. As of September 30, 2026, the Company was in compliance with all covenants in the loan agreements.

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

An initial tranche of the Secured Debentures, with a face amount of $7.6 million, provided $7.0 million of proceeds before other debt issuance costs, was issued on June 30, 2026 and was used to finance a portion of the purchase price of certain Cessna Grand Caravan aircraft, and the remaining balance of the Secured Debentures in an amount equal to approximately $14 million was issued upon the satisfaction of certain closing conditions in August 2026. The Secured Debentures are partially backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, as well as by the purchased aircraft and certain other aircraft assets of the Subsidiaries. Net proceeds from the Secured Debentures were $19.8 million after funding debt issuance costs.

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

High Trail Convertible Note

On November 12, 2025, the Company closed a $74.0 million aggregate principal amount of senior secured convertible notes (as amended, the “High Trail Convertible Note”) in a private placement with High Trail Capital (the “Holder”). The High Trail Convertible Note will be the senior secured obligation of the Company, guaranteed by certain of the Company’s subsidiaries. The High Trail Convertible Note was sold at 87.8% of its principal amount, with the Company receiving $65.0 million of proceeds before expenses. The High Trail Convertible Note will not accrue interest except in an event of default, which will accrue interest at a rate of 15% per annum. The High Trail Convertible Note will mature on October 31, 2028, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 105% of such principal amount.

The High Trail Convertible Note was originally convertible at an initial conversion price of approximately $3.98 per share of the Company’s common stock, representing an aggregate of 18,574,297 shares of the Company’s common stock that could be converted under the High Trail Convertible Note.

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

The Company has recorded transaction costs associated with the issuance of the HT Shares totaling $1.6 million during the nine months ended September 30, 2026, which are comprised of $0.6 million for the premium paid over the principal redemption amount and the initial fair value of the Make Whole Provision and the put right associated with the HT Shares. Such instruments were accounted for as derivative instruments which were remeasured to fair value at each reporting period with changes in fair value recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

During the nine months ended September 30, 2026, the Company satisfied all outstanding obligations pertaining to the HT Shares and the Make Whole Provision through the payment of $2.4 million. As a result the value of the derivative liability associated with the Make Whole Provision has been reduced to zero as of September 30, 2026 and the issued value of the HT Shares has been recorded to Shareholders’ Deficit.

On June 30, 2026, the Company entered into an Omnibus Amendment and Exchange Agreement (the “Exchange Agreement”) with the Holder, pursuant to which the Company and the Holder agreed to exchange the High Trail Convertible Note. Pursuant to the Exchange Agreement, the High Trail Convertible Note, was exchanged for (i) a new Senior Secured Convertible Note due 2027, with an aggregate principal amount of $16.9 million (the “New HT Convertible Note”) and (ii) a new Senior Secured Term Note due 2028, with an aggregate principal amount of $30.0 million (the “New Term Note,” and together with the New HT Convertible Note, the "New Notes").

The New Term Note will accrue interest at a rate of 12% per annum beginning January 1, 2027. The New Term Note will require monthly amortization payments of $2.5 million, beginning on the earlier of (1) full repayment of the New HT Convertible Note or (2) April 1, 2027, with all outstanding balances maturing on January 1, 2028. The Company has elected the fair value option for the New Term Note.

The New HT Convertible Note will mature on July 1, 2027, unless earlier converted, redeemed or repurchased. Repayment of any principal amount remaining outstanding at maturity will be required to be made at 110% of such principal amount. The New HT Convertible Note may be converted at an initial conversion rate of 896.0573 shares of Common Stock per $1,000 principal amount of the New HT Convertible Note (equivalent to an initial conversion price of approximately $1.116 per share of Common Stock), representing an aggregate of 16,615,463 shares of Common Stock issuable upon the conversion of the New HT Convertible Note. The conversion rate is subject to adjustment if certain events occur.

The holder of the New HT Convertible Note will have the option to require the Company to partially redeem the New HT Convertible Note on the first calendar day of each month beginning on August 1, 2026 in cash or in shares of common stock (a “Partial Redemption Payment”). For Partial Redemption Payments made in shares of common stock, the Company may make such payment in an amount equal to the greater of (i) 6% of the aggregate daily volume of the common stock for all trading days during the relevant determination period, subject to a cap of $3,000,000, and (ii) $2,000,000. For a Partial Redemption Payment payable in cash, such payment amount shall be $2,000,000. Any such Partial Redemption Payment (whether redeemed in cash or in shares) shall reduce the principal amount by such paid amount divided by one hundred ten percent (110%).

Concurrent with the issuance of the New Notes, the Company repriced the exercise price of the warrants originally issued to High Trail in November 2025. The exercise price of the 3,012,048 warrants held by High Trail was reduced from $3.32 to $1.12 per share of the Company’s common stock (see Note 12, Redeemable Common Stock and Shareholders’ Deficit).

In the event of a fundamental change, as described in the New Notes and generally including (i) any person or group becoming the beneficial owner of more than 50% of the voting power represented by the outstanding Common Stock, (ii) the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets and (iii) any transaction or series of related transactions in connection with which (whether by means of merger, consolidation, share exchange, combination, reclassification, recapitalization, acquisition, liquidation or otherwise) all of the common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, other securities, cash or other property, the holder of the New Notes will have the right to require the Company to repurchase the New Notes (or a portion thereof) for a cash purchase price equal to the Fundamental Change Repurchase Price (as defined in each of the New HT Convertible Note and the New Term Note).

The New Notes contain customary events of defaults, consistent with the High Trail Convertible Note.

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

The New Notes will be senior secured obligations of the Company, guaranteed by substantially all of the Company’s subsidiaries, and secured by assets of the Company and certain of the Company’s subsidiaries, and the Company’s obligations thereunder will be subject to a security interest on the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

The Exchange Agreement, and the entry into the New Notes, closed on July 1, 2026.

The New Notes are partially backstopped by a letter of credit issued by HSBC Bank USA, N.A. and arranged by Park Lane, a related party, and in connection therewith, the Company has entered into an amended reimbursement agreement with Park Lane (see Note 16, Related Party Balances and Transactions).

LamVen Note

During the year ended December 31, 2025, LamVen LLC (“LamVen”) transferred $49.9 million of the outstanding principal due under the LamVen Note (see Note 16, Related Party Balances and Transactions) to a non-affiliated third party under terms identical to the original LamVen Note (the “New Convertible Note”). Subsequent to these transfers, during 2025, the holder of the New Convertible Note converted $48.0 million of the principal amount, inclusive of then accrued interest, to 14,025,167 shares of the Company’s common stock. As a result, as of September 30, 2026 and December 31, 2025, LamVen retained a principal balance of $0.1 million (the “New LamVen Note”), with $1.9 million outstanding under the New Convertible Note as of December 31, 2025.

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

During the nine months ended September 30, 2026, the Company made principal payments of $1.8 million against the Convertible Note Purchase Agreement. The obligations under the Convertible Note Purchase Agreement are guaranteed by certain of the Company’s subsidiaries, and subject to a security interest on assets of the Company and the subsidiary guarantors, subject to certain exceptions.

As of September 30, 2026, the Company was in compliance with all covenants under the Convertible Note Purchase Agreement.

Fair value of convertible notes (in thousands):

	Fair Value at
	September 30, 2026	December 31, 2025
High Trail Convertible Note	$—	$61,600
New HT Convertible Note	$12,961	$—
New Convertible Note	—	1,875
Convertible Note Purchase Agreement	2,237	3,982
Total	15,198	67,457
Convertible notes at fair value, current	(15,198)	(42,274)
Convertible notes at fair value, long-term	$—	$25,183

Fair Value of SAFE-T Notes

The Company’s SAFE-T notes are carried at fair value, with fair value determined using Level 3 inputs. The Company determined that the SAFE-T instruments should be classified as liabilities based on evaluating the characteristics of the instruments, which contained both debt and equity-like features. The SAFE-T instrument matured in July 2019, but the holder has elected not to effect an equity conversion of the instrument. Subsequent changes in the fair value of the SAFE-T notes are recorded as part of changes in fair value of financial instruments carried at fair value, net within the Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the value of the SAFE-T notes was $3 thousand and $5 thousand, respectively.

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

For the nine months ended September 30, 2026 and 2025, the Company received total proceeds of $29.0 million and $19.0 million, respectively, through completed advances under the SPA, for which the Company has issued 25,200,000 shares and 5,692,349 shares, respectively, of common stock. The fair value of unsettled liabilities related to the SPA was $1.6 million and $0 as of September 30, 2026 and December 31, 2025, respectively. Changes in fair value were recorded in Changes in fair value of financial instruments carried at fair value, net on the Condensed Consolidated Statements of Operations (see Note 9, Fair Value Measurements).

As of September 30, 2026, the Company had $251.4 million in remaining availability for draws under the SPA, as well as $68.5 million in remaining availability for advances. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

During the year ended December 31, 2025, the Company made payments against the outstanding principal of the Mandatory Convertible Security totaling $38.6 million, which represented full settlement of the Mandatory Convertible Security. As a result, the outstanding principal balance of the Mandatory Convertible Security was $0 as of both September 30, 2026 and December 31, 2025.

Note 9. Fair Value Measurements

The following tables summarize the Company’s financial liabilities that are measured at fair value on a recurring basis in the condensed consolidated financial statements (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$15,198	$15,198
Long term debt at fair value	$—	$—	$24,899	$24,899
SAFE-T notes at fair value	—	—	3	3
New LamVen Note	—	—	100	100
GEM Derivative	—	—	1,587	1,587
HT Side Letter Agreement			—	-
Liability classified warrants	—	—	1,205	1,205
Total financial liabilities	$—	$—	$42,992	$42,992

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes at fair value	$—	$—	$67,457	$67,457
SAFE-T notes at fair value	—	—	5	5
New LamVen Note	—	—	100	100
Liability classified warrants	—	—	2,831	2,831
Total financial liabilities	$—	$—	$70,393	$70,393

The following table provides a reconciliation of the Company’s financial liabilities that are measured at fair value using inputs classified as Level 3 (in thousands):

	Convertible Notes at Fair Value	Long Term Debt at Fair Value	SAFE Notes	New LamVen Note	GEM Derivative	HT Side-Letter Agreement	Liability Classified Warrants
Balance at December 31, 2025	$67,457	$—	$5	$100	$—	$—	$2,831
Change in fair value	10,159	1,745	(2)	—	2,678	1,355	(2,289)
Debt and equity financing issuances	—	—	—	—	29,000	1,008	—
Debt restructuring	(23,817)	23,154	—	—	—	—	663
Transfers	182	—	—	—	(77)	—	—
Conversions into common stock	(1,875)	—	—	—	(30,014)	—	—
Payments and share settlement	(36,908)	—	—	—	—	(2,363)	—
Balance at September 30, 2026	$15,198	$24,899	$3	$100	$1,587	$—	$1,205

Long-Term Debt

The carrying amounts and fair values of the Company’s long-term debt obligations were as follows (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$58,904	$59,998	$17,101	$16,988

In assessing the fair value of the Company’s long-term debt, including current maturities, the Company primarily uses an estimation of discounted future cash flows of the debt at rates currently applicable to the Company for similar debt instruments of comparable maturities and comparable collateral requirements.

Note 10. Commitments and Contingencies

Software License Agreements

On May 18, 2021, and later modified during July 2025, November 2025, June 2026, and September 2026, the Company executed six agreements with Palantir Technologies Inc. (“Palantir”) to license a suite of software for a combined term of nine years, commencing on the effective date, and to obtain software development services pertaining to the Company’s Surf O/S platform. The agreements identify two phases where Palantir provides services to customize the software: an initial term from May 18, 2021 through June 30, 2023 with a cost of $11.0 million and an enterprise term from July 1, 2023 to June 30, 2030 with a cost of $44.7 million, for a total cost of $55.7 million.

As of September 30, 2026 and December 31, 2025, the Company had capitalized $12.6 million and $3.4 million, respectively, related to the software that Palantir has provided to the Company. During the year ended December 31, 2025, the Company settled $11.8 million in invoiced amounts from Palantir through the issuance of 3,769,385 shares of the Company's common stock. During the nine months ended September 30, 2026, the Company settled $11.8 million in invoiced amounts from Palantir through the issuance of 11,450,053 shares of the Company's common stock. As of September 30, 2026, the Company had $11.8 million in remaining commitments under these agreements, of which $4.2 million has been prepaid through the issuance of shares of the Company’s common stock.

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

The licensing agreement grants the Company a nonexclusive license to certain technical information and intellectual property for the purpose of developing an electrified propulsion system for the Cessna Caravan aircraft, and to assist in obtaining Supplemental Type Certificates (“STCs”) from the FAA, including any foreign validation by any other aviation authority, for electrified propulsion upfits/retrofits of the Cessna Caravan aircraft. The licensing agreement provides for payment by the Company of license fees aggregating $60.0 million over a multi-year period, with an initial $12.5 million in deposits being made as of December 31, 2023. During the year ended December 31, 2024, the Company and TAI agreed to apply a previous deposit under the aircraft purchase agreement to amounts due under the licensing agreement. Remaining payments due under the initial license fees of $9.5 million have been previously accrued for and are due as of September 30, 2026. The remaining $35.0 million of payments under the licensing agreement will be due, via annual payments, following the Company’s receipt of the STC, which the Company intends to pursue with commercial partners.

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

In February 2026, the Company and TAI amended their aircraft purchase agreement, pursuant to which commitments for firm deliveries of 90 specifically configured Cessna Caravans, and the option to purchase an additional 26 specifically configured Cessna Caravans, were reduced to a commitment for firm deliveries of four specifically configured Cessna Caravans slated for delivery in 2026. Following this amendment, remaining firm commitments under the TAI aircraft purchase agreement have been reduced from $283.8 million to $13.2 million. Previously made deposits of $2.0 million have been applied against these deliveries. The Company may elect to purchase additional specifically configured Cessna Caravans, on terms consistent with the original aircraft purchase agreement, with mutual agreement from TAI and the payment of a $0.5 million deposit for each aircraft. As of September 30, 2026, the Company has no remaining deposits under this agreement. The Company accepted delivery of four aircraft under the aircraft purchase agreement during 2024 and four during the nine months ended September 30, 2026. The Company has no remaining commitments under this agreement.

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

Jetstream Agreement

On October 10, 2022, the Company and Jetstream Aviation Capital, LLC (“Jetstream”) entered into an agreement (the “Jetstream Agreement”) that provides for a sale and/or assignment of purchase rights of aircraft from the Company to Jetstream and the leaseback of such aircraft from Jetstream to the Company within a maximum aggregate purchase amount of $450.0 million, including a $120.0 million total minimum usage obligation by the Company. The Jetstream Agreement may be terminated: (i) upon a termination notice by either party in the event that a material adverse change in the business of the other party is not resolved within 30 days of such notice; and (ii) as mutually agreed in writing by the parties. No transactions have been executed under this agreement as of September 30, 2026.

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

Guarantees

The Company indemnifies its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential future amount the Company could be required to pay under these indemnification agreements is unlimited. The Company believes its insurance would cover any liability that may arise from the acts of its officers and directors and as of September 30, 2026 the Company is not aware of any pending claims or liabilities.

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

On November 8, 2021, the Rise Parties entered into a final judgment in respect of litigation to finally resolve all claims raised by Monarch Air, and the Rise Parties agreed to pay actual damages of $1.0 million, pre-judgment interest of $0.2 million, attorneys’ fees of $60 thousand and court costs of approximately $3 thousand. Since then, Monarch Air has been conducting post-judgment discovery. The full settlement had been accrued within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets by the Company as of September 30, 2026 and December 31, 2025.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business, none of which were considered to have a potential material impact on the Company as of September 30, 2026. However, the resolution of, or increase in any accruals for, one or more matters may have a material adverse effect on the Company’s results of operations and cash flows.

FAA Matters

The Company’s operations are highly regulated by several U.S. government agencies, including the U.S. DOT, the FAA and the Transportation Security Administration. Requirements imposed by these regulators (and others) may restrict the ways the Company may conduct its business, as well as the operations of the Company’s third-party aircraft operators. Failure to comply with such requirements may result in fines and other enforcement actions by the regulators.

Tax Commitment

On May 15, 2018, the Company received notice of a tax lien filing from the IRS for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to an Installment Plan whereby the IRS agreed to take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company’s total outstanding federal excise tax liability, including accrued penalties and interest, is recorded in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and is in the amount of $10.6 million and $9.9 million as of September 30, 2026 and December 31, 2025, respectively. In June 2024, the Company submitted a formal offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Under the terms of the OIC, all collection actions against the Company, in relation to these matters, were abated and the Company made $34 thousand monthly payments on historical excise tax liabilities through November 2024. In December 2024, the Company received notice from the IRS that the OIC had been rejected. In December 2025, the Company submitted a request for reconsideration to the IRS regarding the previously filed OIC. As part of this request, the Company began making monthly payments of $85 thousand on historical excise tax liabilities beginning in September 2026. The Company will continue to explore available options regarding settlement of its federal excise tax liability, including the submission of additional OICs.

During 2018, the Company defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During 2025 the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payment on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. The Company’s total outstanding property tax liability including penalties and interest is $0.9 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.

Note 11. Disaggregated Revenue

The disaggregated revenue for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Scheduled	$17,443	$20,586	$50,287	$59,777
On-Demand	19,013	8,586	$41,291	$20,332
Total revenue	$36,456	$29,172	$91,578	$80,109

The revenue deferred and recognized for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred revenue, beginning of period	$30,163	$17,769	$17,924	$17,482
Revenue deferred	19,561	15,014	68,789	41,626
Revenue recognized	(27,290)	(16,814)	(64,279)	(43,139)
Deferred revenue, end of period	$22,434	$15,969	$22,434	$15,969

Deferred revenue principally represents tickets sold for future travel on the Company’s flights. The balance fluctuates with seasonal travel patterns. The contract duration of passenger tickets is generally one to two years. Accordingly, any revenue associated with tickets sold for future travel will be recognized within 12 to 24 months, when the tickets are either used by passengers or expired pursuant to their terms. For the nine months ended September 30, 2026, $10.8 million of revenue was recognized in passenger revenue that was included in the Company’s deferred revenue liability at December 31, 2025.

Note 12. Redeemable Common Stock and Shareholders’ Deficit

Redeemable Common Stock

Redeemable common stock was comprised of 3,510,638 shares of the Company’s common stock (par value $0.0001), issued and outstanding, that was contingently puttable to the Company upon the satisfaction of certain events. As part of a side-letter agreement to the High Trail Convertible Note (see Note 7, Financing Arrangements), the Company granted to the Holder the option to put the 3,510,638 shares of the Company’s common stock delivered as part of satisfaction of $6 million in redemption payments due under the High Trail Convertible Note. This instrument was exercisable in the event there were interruptions in the effectiveness of the registration statement covering the HT Shares. During the nine months ended September 30, 2026, the Company fully settled all of the terms of the side-letter agreement, with no further obligations thereunder. As a result, the full redemption value of the previously redeemable common stock was reclassified to Shareholders’ Deficit.

2026 Registered Direct Offering

On April 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with LamVen, an existing investor, and another institutional investor, relating to the offering and sale in a registered direct offering (the “Offering”) of an aggregate of 13,318,181 shares (the “Investor Shares”) of the Company’s common stock, $0.0001 par value per share, at an offering price of $1.10 per share. In addition, certain of the Company’s directors and officers have agreed to purchase 257,353 shares of the Company’s common stock in the Offering (the “D&O Shares” and, together with the Investor Shares, the “Shares”) at an offering price of $1.36 per share, which was the official closing price of the Company’s common stock on the NYSE on April 17, 2026. The Offering closed on April 21, 2026 (the “Closing Date”).

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

In addition, the Company issued 1,000,000 shares of common stock (the “Palantir Shares”) on November 10, 2025 at a price of $3.32 per share as a prepayment of consideration for license fees and related professional services to be rendered by Palantir pursuant to the Company’s existing software license agreement with Palantir (See Note 10, Commitments and Contingencies). In addition, the Company delivered 881,579 additional shares of its common stock to Palantir as consideration for license fees and related professional services pursuant to the license agreement on an unregistered basis on November 12, 2025, representing a total payment in shares of the Company’s common stock of approximately $6.0 million (together, the “Palantir Placement”).

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

Warrants

A summary of warrant activity associated with debt and equity financings as of September 30, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	9,787,769	6.24	$373	$2.80
Granted	5,005,335	4.82	2,666	0.78
Exercised	—	—	—
Canceled	—	—	—	—
Outstanding at September 30, 2026	14,793,104	5.26	6,699	1.11
Exercisable at September 30, 2026	14,793,104	5.26	6,699	1.11

Of the outstanding warrants noted above, 6,024,096 are classified as liabilities, with periodic changes in fair value recorded as component of Changes in fair value of financial instruments carried at fair value, net in the accompanying Condensed Consolidated Statements of Operations.

Note 13. Stock-Based Compensation

2026 Inducement Plan

During the three months ended September 30, 2026, the Company adopted the Surf Air Mobility Inc. 2026 Inducement Plan (the “Inducement Plan”) and reserved 5,000,000 shares of common stock for equity-based awards to eligible new employees as an inducement to employment, in accordance with the New York Stock Exchange listing standards. As of September 30, 2026, no awards had been granted under the Inducement Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2026 is set forth below:

	Number of Stock Options Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	2,332,762	8.24	$11	$8.07
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(89,541)	—	—	12.08
Outstanding at September 30, 2026	2,243,221	7.51	6	7.91
Exercisable at September 30, 2026	1,807,096	7.46	6	8.45

No stock options were granted during the nine months ended September 30, 2026.

As of September 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s share options was approximately $0.2 million with a weighted-average remaining vesting period of approximately 0.56 years.

Warrants

A summary of common stock warrant activity for the nine months ended September 30, 2026 is set forth below:

	Number of Warrants Outstanding	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2025	1,376,056	5.30	$—	$5.91
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at September 30, 2026	1,376,056	4.56	—	5.91
Exercisable at September 30, 2026	927,566	4.39	—	5.79

As of September 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s common stock warrants was approximately $0.2 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 0.57 years.

Equity-based awards granted in the form of warrants are not considered granted under the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan (the “2023 Plan”) and are often subject to separate registration rights than those included under the 2023 Plan.

The Company has also granted warrants as a component of debt and equity financing transactions, which were granted fully vested as of the respective transaction dates (see Note 12, Redeemable Common Stock and Shareholders’ Deficit). No compensation expense has been recorded for these transactions.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company issued 659,704 RSUs pursuant to the 2023 Plan to employees and non-employee consultants which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s stock price on the grant date. The service period of these RSUs is satisfied over a range of 12 months to 4 years.

Additionally, during the nine months ended September 30, 2026, the Company issued 901,298 fully vested RSUs in satisfaction of $1.1 million in previously recognized short-term incentive plan accruals.

A summary of RSU activity for the nine months ended September 30, 2026 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs at December 31, 2025	1,307,366	$2.89
Granted	1,561,002	1.13
Vested/shares issued	(1,386,043)	1.75
Forfeited, canceled, or expired	(15,511)	2.95
Unvested RSUs at September 30, 2026	1,466,814	$2.07

As of September 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was approximately $2.1 million which is expected to be recognized over the weighted-average remaining vesting period of approximately 2.77 years.

Restricted Share Purchase Agreement (“RSPA”)

A summary of RSPA activity for the nine months ended September 30, 2026 is set forth below:

	Number of RSPA	Weighted Average Grant Date Fair Value per RSPA
Unvested RSPAs at December 31, 2025	13,486	$29.13
Granted	—	—
Vested	(13,486)	29.13
Forfeited	—	—
Unvested RSPAs at September 30, 2026	—	—

As of September 30, 2026, all compensation expense related to the Company’s RSPAs had been recognized.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2026, the Company issued 1,115,000 PRSUs under the 2023 Plan to employees and non-employee consultants. The PRSUs granted will vest upon the achievement of grant specific performance metrics as well as a service period of four years from the date of grant. The fair value of these PRSUs was determined based on the Company’s stock price on the grant date.

A summary of PRSU activity for the nine months ended September 30, 2026 is set forth below:

	Number of PRSUs	Weighted Average Grant Date Fair Value per PRSU
PRSUs at December 31, 2025	1,131,071	$3.09
Granted	1,115,000	0.77
Shares issued	(225,000)	2.36
Forfeited, canceled, or expired	(53,125)	12.49
PRSUs at September 30, 2026	1,967,946	$1.60

As of September 30, 2026, the unrecognized compensation expense related to the unvested portion of the Company’s PRSUs was $1.6 million, which is expected to be recognized over a weighted average period of 1.52 years.

Other

During the three and nine months ended September 30, 2026, the Company issued 1,000,000 shares of the Company’s common stock to a former non-employee director of the Company pursuant to the terms of an Advisory Services Agreement. The shares were valued as of the grant date and resulted in $0.8 million of incremental stock-based compensation expense.

During the nine months ended September 30, 2026, the Company issued 750,000 shares of the Company’s common stock to a non-employee consultant. The shares were valued as of the grant date and resulted in $0.7 million of incremental stock-based compensation expense. Also, during the nine months ended September 30, 2026, the Company repriced the exercise price of a warrant issued to LamVen in November 2024. The warrant had previously been issued as part of the restructuring of amounts due under prior term note agreements in the issuance of the LamVen Note (see Note 16, Related Party Balances and Transactions). The repricing of the warrant was intended to provide incremental compensation in connection with an existing advisory services agreement with the owner of LamVen. The adjustment of the exercise price from $1.83 to $0.01 resulted in $1.0 million of incremental stock-based compensation expense.

A summary of stock-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	$99	$390	$324	$1,354
RSUs	405	467	1,337	2,464
RSPAs	—	169	394	507
PRSUs	285	376	868	2,587
Warrants	104	362	415	541
Other	791	504	2,477	504
Total Stock-Based Compensation	$1,684	$2,268	$5,815	$7,957

In connection with the separation of a former executive, the Company has modified previously granted equity awards to allow for the acceleration of vesting of equity awards, as of September 30, 2026. Incremental stock-based compensation expense associated with such modifications was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$36,456	$29,172	$91,578	$80,109
Operating Expenses:
Aircraft expenses	$28,099	$20,271	$70,975	$56,331
Pilot expenses	$2,637	3,789	9,210	10,925
Other (1)	2,749	3,602	8,693	9,440
Cost of revenue, exclusive of depreciation and amortization	33,485	27,662	88,878	76,696
Technology and development	1,428	2,327	5,654	8,012
Sales and marketing	2,417	2,060	7,519	5,214
General and administrative	12,237	11,200	29,784	34,173
Depreciation and amortization	2,851	2,423	7,858	7,012
Total operating expenses	52,418	45,672	139,693	131,107
Operating loss	$(15,962)	$(16,500)	$(48,115)	$(50,998)
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(3,239)	(7,415)	(13,646)	(9,772)
Interest expense	(2,258)	(3,255)	(4,721)	(10,916)
Gain on extinguishment of debt	-	-	-	39
Other expense, net	1,052	(105)	(2,412)	(2,209)
Total other expense, net	$(4,445)	$(10,775)	$(20,779)	$(22,858)
Loss before income taxes	(20,407)	(27,275)	(68,894)	(73,856)
Income tax benefit	39	62	131	179
Net loss	$(20,368)	$(27,213)	$(68,763)	$(73,677)

(1) Other costs of revenue are comprised of personnel costs related to customer service operations, station expenses, reservation systems and passenger re-accommodation/ re-booking on other carriers.

The CODM uses net loss to evaluate income (loss) generated from segment assets (return on assets) in deciding how to allocate resources. Consolidated net loss is used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

The Company does not have intra-entity sales or transfers. All of the Company’s long-lived assets are located in the United States and revenue is substantially earned from flights throughout the United States.

Note 15. Income Taxes

The Company’s provision for income taxes for the three months ended September 30, 2026 and 2025 was a benefit of $39 thousand and $62 thousand, respectively. The Company’s provision for income taxes for the nine months ended September 30, 2026 and 2025 was a benefit of $131 thousand and $179 thousand, respectively. The Company’s effective tax rate for all periods was lower than the federal statutory rate of 21%, primarily due to the Company’s full U.S. federal and state valuation allowance.

The Company is subject to income tax examinations by the U.S. federal and state tax authorities. There were no ongoing income tax examinations as of September 30, 2026. In general, tax years 2011 and forward remain open to audit for U.S. federal and state income tax purposes.

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

The conversion feature embedded in the LamVen Note failed to satisfy the requirements for the derivative scope exception for contracts indexed in the Company’s own stock. The conversion feature of the LamVen Note required bifurcation from the host contract. The embedded derivative was initially measured at fair value of $6.8 million, with a corresponding debt discount of $6.8 million being recorded as the excess of the principal amount of the LamVen Note over the fair value of the host contract. The debt discount will be amortized to interest expense using the effective interest rate over the term of the LamVen Note. During the nine months ended September 30, 2026, the Company recorded $0.2 million of interest expense related to the amortization of this discount.

During the year ended December 31, 2025, LamVen transferred $49.9 million of the outstanding principal due under the LamVen Note to a non-affiliated third party under terms identical to the original LamVen Note. Subsequent to the transfer, the holder of the New Convertible Note converted $49.9 million of the principal amount, inclusive of then accrued interest, through the issuance of 14,025,167 shares of the Company’s common stock in 2025 and 967,018 shares of the Company’s common stock during the nine months ended September 30, 2026. As a result, as of September 30, 2026 and December 31, 2025, LamVen retained a principal balance of $0.1 million.

Promissory Note

On April 20, 2026, the Company and two of its subsidiaries (such subsidiaries, the "Borrowers") entered into a promissory note with LamVen (the “Note”) in an aggregate principal amount of up to $15 million (the “Maximum Principal Amount”). LamVen will advance funds (each, an "Advance") on request of the Company or any of the Borrowers; provided such Advances (i) may not exceed $5 million in each consecutive 90-day period commencing on April 20, 2026 and (ii) all Advances under the Note may not exceed the Maximum Principal Amount. The Borrowers' obligations under the Note are subject to a security interest on certain aircraft assets of Borrowers and their subsidiaries that may become party to the Note (collectively, the “Grantors”), including airframes, engines, propellers, helicopters, and aircraft records relating thereto, subject to certain exceptions (the “Collateral”). In addition to the security interest, the Company and its subsidiaries agree not to create, incur, or suffer to exist any lien, security interest, or encumbrance on the Collateral, subject to certain limitations. The maturity date of the Note is April 20, 2029. The Note is non-recourse to the Company, and LamVen’s sole remedy for any breach or default is limited to exercise of remedies against the Borrowers. Outstanding principal will bear interest at a rate of 12.5% per annum.

On July 19, 2026, the Company satisfied the $1.5 million origination fee due to LamVen under the Note by issuing LamVen pre-funded warrants to purchase 1,177,394 shares of the Company’s common stock, at an offering price of $1.274 per share.

As of September 30, 2026, the Company had recorded $5.0 million in outstanding borrowings under the Note. Additionally, the Company has recorded $1.6 million in costs associated in securing the Note, inclusive of the origination fee. Such amounts have been reflected within Other assets on the accompanying Condensed Consolidated Balance Sheets, which will be amortized to interest expense over the three year term of the Note.

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

On June 30, 2026, the Company entered into an amendment to the Reimbursement Agreement to add a letter of credit related to the Secured Debentures to the scope of the Reimbursement Agreement and revise the references to the High Trail Convertible Note to the New HT Convertible Note and the New Term Note. As consideration for Park Lane’s commitment to provide credit support for the Debenture Letter of Credit, the Company issued warrants to purchase up to 2,500,000 shares of Common Stock at an exercise price equal to the “Minimum Price” as determined under the rules of the NYSE during the three months ended September 30, 2026.

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

Schuman Aviation

The Company previously leased six aircraft from Schuman Aviation Ltd. (“Schuman”), an entity which is owned by Richard Schuman, a former employee and shareholder of the Company. All leases consisted of 60-month terms, fixed monthly lease payments and were all eligible for extension at the end of the lease term. All the leases were also subject to monthly engine, propeller and other reserve payment requirements, based on actual flight activity incurred on the subject aircraft engine. During the three months ended September 30, 2026, the Company completed the return of five of the aircraft held under these leases, with no remaining lease commitments due as of September 30, 2026.

The Company recorded approximately $0.5 million and $1.2 million in combined lease and engine reserve expense attributable to Schuman for the three and nine months ended September 30, 2026, respectively.

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

Advisory Services Agreement with LamVen LLC

LamVen provides advisory services to the Company for an annual fee of $1 pursuant to an Advisory Services Agreement effective as of January 1, 2025. As additional compensation, the Company issued a warrant to LamJam II LLC to purchase up to 911,544 shares of the Company’s common stock during 2024. During the nine months ended September 30, 2026, the Company repriced the exercise price of a warrant originally issued to LamVen in November 2024 as part of the restructuring of amounts due under prior term note agreements in the issuance of the LamVen Note. The repricing of the warrant was intended to provide incremental compensation in connection with an existing advisory services agreement with the owner of LamVen. The adjustment of the exercise price from $1.83 to $0.01 resulted in $1.0 million of incremental stock-based compensation expense (see Note 13, Stock-Based Compensation).

Advisory Services Agreement with SRS Ventures LLC

SRS Ventures LLC, an entity associated with Sudhin Shahani, a co-founder and Board member of the Company, provides advisory services to the Company for an annual fee of $450,000 to be paid in approximately equal monthly payments pursuant to an Advisory Services Agreement effective as of January 1, 2025.

Carl Albert Advisory Services Agreement

Carl Albert and the Company entered into an Amended and Restated Advisory Services Agreement effective July 24, 2026 (the “Advisory Agreement”). Pursuant to the terms of the Advisory Agreement, Mr. Albert shall serve as an advisor to the Board for a one year period that will commence following completion of the Annual Meeting, provided that the term may be earlier terminated by either party upon 30 days’ prior written notice, or immediately by the Company upon written notice in the event of certain misconduct by Mr. Albert, and may be extended for an additional one (1) year period by mutual agreement of the parties. In accordance with the Advisory Agreement, in exchange for provision of the advisory services, Mr. Albert will receive an annual fee of $0.1 million, annual compensation with a grant-date value of approximately $165,000 per year (payable at Mr. Albert’s election in the Company’s common stock), on the same terms, conditions, and vesting schedule as equity compensation grants then in effect for non-employee members of the Board, and a one-time award of $0.8 million issuable in two tranches: 75% to be granted and fully vested on the effective date of the Advisory Services Agreement, and 25% to be granted and fully vested, with release on the one-year anniversary of the effective date of the Advisory Service Agreement, subject to Mr. Albert’s continued service through such date. Mr. Albert had the option to elect, and has so elected, to receive the one-time award in shares of the Company’s common stock in lieu of cash, in an aggregate amount of 1,000,000 shares.

Gravity Strategic Partners Advisory Services Agreement

Gravity Strategic Partners LLC, an entity associated with Charles Leisure, an observer to the Board appointed by Park Lane, provides advisory services to the Company for an annual fee of $650,000 to be paid in approximately equal monthly payments pursuant to an Advisory Services Agreement effective as of September 1, 2026. This advisory services agreement also provides for the payment of an annual bonus up to $350,000 and the payment of additional equity awards, subject to board approval.

Note 17. Supplemental Cash Flows

Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$2,067	$7,708
Supplemental schedule of non-cash investing and financing activities:
Common stock issued under software license agreement with Palantir	$11,750	$5,789
Issuance of common shares related to convertible notes conversions	$1,876	$35,182
Issuance of common stock related to HT note redemption	$9,758	$—
Issuance of warrants as consideration for credit support and financing fees	$2,914	$—
Issuance of common stock to settle incentive bonus accruals	$1,056	$—
Issuance of common stock in settlement of vendor payables	$—	$760
Purchases of property and equipment included in accounts payable and accrued expenses	$2,340	$3,856
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,321	$—
Issuance of common stock as settlement of advances under Share Purchase Agreement	$30,014	$—

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

The following table sets forth the computation of net loss per share applicable to common shareholders (in thousands, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,368)	$(27,213)	$(68,763)	$(73,677)
Weighted-average number of common shares used in net loss per share applicable to common shareholders, basic and diluted	125,243,614	42,430,909	100,328,425	26,850,694
Net loss per share applicable to common shareholders, basic and diluted	$(0.16)	$(0.64)	$(0.69)	$(2.74)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Excluded securities:
Options to purchase common shares	2,243,221	2,392,914	2,243,221	2,392,914
Warrants to purchase common shares	16,169,160	5,139,729	16,169,160	5,139,729
Restricted stock units	3,434,760	2,373,247	3,434,760	2,373,247
Unvested RSPAs	—	19,266	—	19,266
Convertible notes (as converted to common shares)	11,015,988	3,764,416	11,020,126	4,616,065
Mandatory Convertible Security	—	4,945,537	—	5,782,497
Total common shares equivalents	32,863,129	18,635,109	32,867,267	20,323,718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand the Company’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, the information included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. The Company’s actual results and outcomes, and the timing of its results and outcomes, may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Special Note Regarding Forward-Looking Information” included in this Quarterly Report on Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 11, 2026, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 10, 2026, and the sections entitled “Risk Factors” included within this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026.

Overview of the Business

Surf Air Mobility Inc. (“Surf Air Mobility”, the “Company,” “us,” “we” or “our”), a Delaware corporation, is a regional air mobility platform that aims to transform regional flying. The Company currently operates one of the largest commuter airlines in the United States by scheduled departures as well as an expanding on-demand charter marketplace for passengers in the U.S. and globally. The Company’s operations provide scale, distribution and real-world operating data to validate and, eventually, deploy the software and technology offerings it is currently developing to support the modernization of air operations and the adoption of next-generation aircraft.

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

	Nine months ended September 30,		Change
	2026	2025	Increase/ Decrease	%
Scheduled Flight Hours(1)	34,671	43,160	(8,489)	(20)%
On-Demand Flights(2)	3,432	2,090	1,342	64%
Scheduled Passengers(3)	200,508	225,653	(25,145)	(11)%
Headcount(4)	481	620	(139)	(22)%
Scheduled Departures(5)	39,746	45,958	(6,212)	(14)%

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

Results of Operations

Results of the Company’s Operations for the Three Months Ended September 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three months ended September 30,		Change
	2026	2025	$	%
Revenue	$36,456	$29,172	$7,284	25%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	33,485	27,662	5,823	21%
Technology and development	1,428	2,327	(899)	(39)%
Sales and marketing	2,417	2,060	357	17%
General and administrative	12,237	11,200	1,037	9%
Depreciation and amortization	2,851	2,423	428	18%
Total operating expenses	52,418	45,672	6,746	15%
Operating loss	(15,962)	(16,500)	538	(3)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(3,239)	(7,415)	4,176	(56)%
Interest expense	(2,258)	(3,255)	997	(31)%
Other income (expense), net	1,052	(105)	1,157	1,102%
Total other expense, net	(4,445)	(10,775)	6,330	(59)%
Loss before income taxes	(20,407)	(27,275)	6,868	(25)%
Income tax benefit	39	62	(23)	(37)%
Net loss	$(20,368)	$(27,213)	$6,845	(25)%

Revenue

Revenue increased by $7.3 million, or 25%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	For The Three Months Ended September 30,		Change
	2026	2025	$	%
Scheduled	$17,443	$20,586	$(3,143)	(15)%
On-Demand	19,013	8,586	10,427	121%
Total revenue	$36,456	$29,172	$7,284	25%

Scheduled revenue decreased $3.1 million, or 15%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in scheduled revenue was primarily related to the exiting of certain EAS routes, partially offset by higher productivity.

On-Demand revenue increased $10.4 million, or 121%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as an increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $5.8 million, or 21%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease of $3.6 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of exiting certain EAS routes, partially offset by higher average fuel costs and investments to improve operations. The increase of $9.4 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance, slightly offset by improving on-demand margins with higher volumes.

Technology and Development

Technology and development expenses decreased by $0.9 million, or 39%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in technology and development expense is due to a higher amount of cost capitalization relating to the Company’s Surf O/S platform.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million, or 17%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in external marketing initiatives.

General and Administrative

General and administrative expenses increased by $1.0 million, or 9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in general and administrative expense was driven primarily by $1.7 million in severance accruals due to the separation of a former officer of the Company and an increase of $1.6 million in losses on disposal of aircraft. These increases were partially offset by decreases of $1.7 million in employee compensation expenses due to reduced headcount, and a $0.6 million decrease in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.4 million, or 18%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in internal use software associated with the Company’s Surf O/S platform.

Other Income/(Expense)

Other expense, net decreased by $6.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily attributable to a $4.2 million decrease in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of our common stock on valuations of convertible notes and the GEM Global Yield LLC SCS (“GEM”) mandatory convertible security during the comparable period in 2025, and a $1.0 million reduction in interest expense due to restructuring of high interest debt in favor of zero-coupon, convertible, obligations.

Net loss

The decrease in net loss of $6.8 million, or 25%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily attributable to a decrease in operating loss of $0.5 million and the $6.3 million decrease in other expense, net.

Results of the Company’s Operations for the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$91,578	$80,109	$11,469	14%
Operating expenses:
Cost of revenue, exclusive of depreciation and amortization	88,878	76,696	12,182	16%
Technology and development	5,654	8,012	(2,358)	(29)%
Sales and marketing	7,519	5,214	2,305	44%
General and administrative	29,784	34,173	(4,389)	(13)%
Depreciation and amortization	7,858	7,012	846	12%
Total operating expenses	139,693	131,107	8,586	7%
Operating loss	(48,115)	(50,998)	2,883	(6)%
Other income (expense):
Changes in fair value of financial instruments carried at fair value, net	(13,646)	(9,772)	(3,874)	40%
Interest expense	(4,721)	(10,916)	6,195	(57)%
Gain on extinguishment of debt	—	39	(39)	(100)%
Other expense, net	(2,412)	(2,209)	(203)	9%
Total other expense, net	(20,779)	(22,858)	2,079	(9)%
Loss before income taxes	(68,894)	(73,856)	4,962	(7)%
Income tax benefit	131	179	(48)	(27)%
Net loss	$(68,763)	$(73,677)	$4,914	(7)%

Revenue increased by $11.5 million, or 14%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in revenue was attributable to the following changes in scheduled and on-demand revenues (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Scheduled	$50,287	$59,777	$(9,490)	(16)%
On-Demand	41,291	20,332	20,959	103%
Total revenue	$91,578	$80,109	$11,469	14%

Scheduled revenue decreased $9.5 million, or 16%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in scheduled revenue was primarily related to the prior exiting of certain EAS routes, partially offset by higher productivity.

On-Demand revenue increased $21.0 million, or 103%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in on-demand revenue was related to a focus on larger jet charter sales, driving higher average revenue per charter flight, as well as an increase in the number of charter flights flown.

Operating Expenses

Cost of Revenue, exclusive of depreciation and amortization

Cost of revenue increased by $12.2 million, or 16%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease of $8.7 million in scheduled cost of revenue was primarily attributable to a reduction in block hours flown as a result of the prior exiting of certain EAS routes, partially offset by higher average fuel costs and investments to improve operations. The increase of $20.9 million in on-demand cost of revenue was primarily associated with achieving higher revenue performance, slightly offset by improving on-demand margins with higher volumes.

Technology and Development

Technology and development expenses decreased by $2.4 million, or 29%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in technology and development expenses is due to a higher amount of cost capitalization relating to the Company’s Surf O/S platform.

Sales and Marketing

Sales and marketing expenses increased by $2.3 million, or 44%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in external marketing initiatives.

General and Administrative

General and administrative expenses decreased by $4.4 million, or 13%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in general and administrative expense was driven primarily by a $3.3 million reduction in short term incentive bonus accruals, a $2.2 million decrease in compensation expense, and a $2.1 million decrease in stock-based compensation expense. These were offset by an increase in severance related expenses of $1.7 million and losses on disposal of aircraft of $1.6 million.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.8 million, or 12%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This was primarily due to increases in internal use software associated with the Company’s Surf O/S platform.

Other Income/(Expense)

Other expense, net decreased by $2.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily attributable to a $6.2 million decrease in interest expense due to restructuring of high interest debt in favor of zero-coupon, convertible, obligations. This was partially offset by a $3.9 million increase in losses from changes in fair value of financial instruments, primarily due to the impact of changes in price of our common stock on valuations of convertible notes and the GEM mandatory convertible security in the comparable period of 2025.

Net Loss

The decrease in net loss of $4.9 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily attributable to decreases in operating loss of $2.9 million and a $2.1 million decrease in total other expense, net.

Cash Flow Analysis

The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$(34,611)	$(45,788)	$11,177	(24)%
Investing activities	(12,633)	(3,301)	(9,332)	283%
Financing activities	35,487	34,531	956	3%
Net change in cash and cash equivalents and restricted cash	$(11,757)	$(14,558)	$2,801	(19)%

Cash Flow from Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $34.6 million, primarily driven by a net loss of $68.8 million. Operating outflows were partially offset by depreciation and amortization expense of $7.9 million, stock-based compensation expense of $5.8 million, changes in fair value of financial instruments of $13.6 million, losses on the sale of fixed assets of $1.6 million, non-cash transaction expenses of $1.6 million, and increases in deferred revenue of $4.5 million.

For the nine months ended September 30, 2025, net cash used in operating activities was $45.8 million, primarily driven by a net loss of $73.7 million. Operating outflows were partially offset by depreciation and amortization expense of $7.0 million, stock-based compensation expense of $8.0 million, changes in fair value of financial instruments of $9.8 million and a $4.6 million increase in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $12.6 million, an increase of $9.3 million compared to the nine months ended September 30, 2025. The increase was driven by an increase of $8.7 million in purchases of property and equipment and internal use software development costs, and compounded by a decrease in proceeds from the sale of fixed assets of $0.6 million.

Cash Flow from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $35.5 million, primarily from $29.0 million in advances under the GEM Share Purchase Agreement, $14.3 million in proceeds from equity issuances, and $28.0 million in debt issuances with external and related parties. These were partially offset by $27.8 million in repayments of borrowings under convertible note agreements, $4.4 million in payments under debt agreements with external and related parties, $2.4 million in payments under the HT Side-Letter Agreement and the payment of $1.3 million in debt issuance costs.

Liquidity and Capital Resources

The Company has incurred losses from operations, negative cash flows from operating activities and has a working capital deficit. In addition, the Company is currently in default of certain excise and property taxes as well as certain debt obligations. These tax and debt obligations are classified as current liabilities on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. As discussed in Note 10, Commitments and Contingencies, on May 15, 2018, the Company received a notice of a tax lien filing from the Internal Revenue Service (“IRS”) for unpaid federal excise taxes for the quarterly periods from October 2016 through September 2017 in the amount of $1.9 million, including penalties and interest as of the date of the notice. The Company agreed to a payment plan (the “Installment Plan”) whereby the IRS would take no further action and remove such liens at the time such amounts have been paid. In 2019, the Company defaulted on the Installment Plan. Defaulting on the Installment Plan can result in the IRS nullifying such plan, placing the Company in default and taking collection action against the Company for any unpaid balance. The Company is currently in default of these obligations, with a total outstanding federal excise tax liability, including accrued penalties and interest, of $10.6 million included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026. In December 2025, the Company submitted a request for reconsideration to the IRS regarding a previously submitted offer-in-compromise (“OIC”) to the IRS, seeking to resolve all consolidated excise tax liabilities. Beginning in September 2026, under the terms of the OIC, all collection actions against the Company, in relation to these matters, will be abated and the Company will be making monthly payments of $85 thousand on historical excise tax liabilities while the IRS is considering the OIC. The Company has also defaulted on its property tax obligations in various California counties in relation to fixed assets, plane usage and aircraft leases. The Company’s total outstanding property tax liability including penalties and interest is approximately $0.9 million as of September 30, 2026. Additionally, Los Angeles County had previously imposed a tax lien on four of the Company’s aircraft due to the late filing of the Company’s 2022 property tax return. During the year ended December 31, 2025, the Los Angeles County tax liens were released as the Company finalized remediation of the late filing, inclusive of the completion of county audits, and made payments of $1.0 million on all property taxes due to Los Angeles County that were underlying the prior aircraft liens. As of September 30, 2026, the Company was also in default of the Simple Agreements for Future Equity with Token allocation (“SAFE-T”) note, where the note matured in July 2019 (see Note 7, Financing Arrangements). The SAFE-T note is subordinate to most of the Company’s debt obligations (see Note 7, Financing Arrangements); therefore, the Company cannot pay the outstanding balance prior to paying amounts due under more senior debt obligations. The SAFE-T note had an outstanding principal amount of $0.5 million as of September 30, 2026 and December 31, 2025.

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

The Company historically has funded its operations and capital needs primarily through the net proceeds received from the issuance of various debt instruments, convertible securities, related party funding, and preferred and common stock financing arrangements and expects to continue to do so, as available. In particular, as market conditions permit, the Company may raise additional funds through sales of equity (including through the Share Purchase Agreement (the “SPA”) with GEM) or convertible debt, using proceeds (as available) to strengthen the Company’s balance sheet, among other things.

During the nine months ended September 30, 2026, the Company received net proceeds of $14.3 million through the issuance and sale of 13,575,534 shares of its common stock. Additionally, during the nine months ended September 30, 2026, the Company entered into a Securities Purchase Agreement (the “Secured Debentures Purchase Agreement”) with certain affiliates of JGB Partners, L.P. (the “Purchasers”), pursuant to which the Purchasers purchased certain Senior Secured Debentures, with an aggregate face amount of $21.6 million (the “Secured Debentures”), issued by Southern Airways Pacific, LLC and Southern Airways Express, LLC, each a subsidiary of the Company.

During the nine months ended September 30, 2026, the Company received $29.0 million in advances under the SPA with GEM, of which $27.4 million had been settled through the issuance of 25,200,000 shares of the Company’s common stock. As of September 30, 2026, the contractual terms allow the Company to make further advances of up to $68.5 million under the SPA. Additionally, the Company has the ability to draw an additional $251.4 million under the SPA, subject to daily volume limitations and GEM’s requirement to hold less than 10% of the fully-diluted shares of the Company. As of September 30, 2026, GEM held 0% of the then fully-diluted shares of the Company. At September 30, 2026, the daily volume limitations under the SPA restricted our ability to take additional draws under the SPA to approximately 23.8 million shares per draw. Additionally, the Company’s ability to draw upon the SPA is contingent on the Company’s common stock being listed on a national exchange. The original termination date of the SPA has been extended from July 2026 to the earlier of (i) January 2, 2028 and (ii) the date which GEM has purchased the Aggregate Limit under the SPA.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

As of September 30, 2026, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as discussed in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2026, we issued an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, worth $0.8 million, to Carl Albert for in-kind services in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

In September 2026, we issued an aggregate of 2,043,226 shares of the Company’s common stock, par value $0.0001 per share, worth $2.3 million, to Palantir Technologies for in-kind services in a transaction exempt from registration under Section 4(a)(2) of the Securities Act (or Rule 506(b) of Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) Rule 10b5-1 Trading Plans or Other Preplanned Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act).

Item 6 – Exhibits

The following documents are filed or furnished as exhibits to this Quarterly Report:

Exhibit Number	Description of Document

10.1	Omnibus Amendment and Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on July 1, 2026).

10.2	Form Senior Secured Convertible Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on July 1, 2026).

10.3	Form Senior Secured Term Note due 2028 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on July 1, 2026).

10.4	Second Amendment to Reimbursement Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on July 1, 2026).

10.5

Amended and Restated Advisory Services Agreement made and entered into as of July 24, 2026 by and between the Company and Carl Albert (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q, filed on August 10, 2026).

10.6

Amendment No.5 to the Amended and Restated Share Purchase Agreement, dated as of August 6, 2026, by and among Surf Air Mobility Inc., Surf Air Global Ltd., GEM Global Yield LLC SCS and GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q, filed on August 10, 2026).

10.7	Form of Modification Agreement and Allonge to Secured Debenture (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 11, 2026).

10.8	Surf Air Mobility Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, filed on September 4, 2026).

10.9

Employment Agreement, dated as of September 24, 2026, but effective as of September 30, 2026, by and among Surf Air Mobility Inc. and Jason Secore (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on September 28, 2026).

10.10*	Separation and Mutual Release Agreement, dated as of September 28, 2026, by and between Surf Air Mobility Inc. and Oliver Reeves

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Surf Air Mobility Inc. (Registrant)

Date: November 5, 2026	/s/ Deanna White
Deanna White Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	/s/ Jason Secore
Jason Secore Chief Financial Officer (Principal Financial and Accounting Officer)